Form 10QSB
period 2007-06-30
Syncfeed, Inc.
filed 2007-08-03
CIK 1397970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-142890

Syncfeed, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	Not Available
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

50 West Liberty St, Suite 880 Reno, NV
(Address of principal executive offices)

(778) 991-7278
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of June 30, 2007

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of June 30, 2007;
F-2	Statements of Operations for the three months ended June 30, 2007 and period from inception (March 27, 2007) through June 30, 2007;
F-3	Statement of Capital Stock from inception (March 27, 2007) through June 30, 2007;
F-4	Statements of Cash Flows for the three months ended June 30, 2007 and period from inception (March 27, 2007) through June 30, 2007;
F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2007 are not necessarily indicative of the results that can be expected for the full year.

SYNCFEED, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
As of June 30, 2007

ASSETS

Current Assets
Cash and equivalents	$-0-
Prepaid expenses	2,000

TOTAL ASSETS	$2,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities	$-0-

Stockholders’ Deficit
Common Stock, $.001 par value, 75,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150
Additional paid-in capital	40,850
Deficit accumulated during the development stage	(41,000)
Total stockholders’ deficit	2,000

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,000

See accompanying notes to financial statements.

SYNCFEED INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
Period from March 27, 2007 (Inception) to June 30, 2007

	Three Months ended June 30, 2007	Period from March 27, 2007 (Inception) to June 30, 2007
Revenues	$-0-	$-0-

Operating expenses :
Professional fees	36,495	41,000

Net Loss	$(36,495)	$(41,000)

Net loss per share: Basic and diluted	$0.02	$0.02

Weighted average shares outstanding: Basic and diluted	2,150,000	2,150,000

See accompanying notes to financial statements.

SYNCFEED, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
Period from March 27, 2007 (Inception) to June 30, 2007

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Net loss for the period	-	-	-	(4,505)	(4,505)
Balance, March 31, 2007	2,150,000	2,150	40,850	(4,505)	(38,495)
Net loss for the three months ended June 30, 2007	-	-	-	(36,495)	(36,495)
Balance June 30, 2007	2,150,000	$2,150	$40,850	$(41,000)	$2,000

See accompanying notes to financial statements.

SYNCFEED INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
Period from March 27, 2007 (Inception) to June 30, 2007

	Three Months Ended June 30, 2007	Period From March 27, 2007 (Inception) to June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,495)	$(41,000)
Change in non-cash working capital items Prepaid expenses	2,000	2,000
Accrued expenses	(505)	-0-
CASH FLOWS USED BY OPERATING ACTIVITIES	(35,000)	(43,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	43,000
NET INCREASE IN CASH	-0-	-0-

Cash, beginning of period	35,000	-0-
Cash, end of period	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-
Income taxes paid	$-0-	$-0-

See accompanying notes to financial statements.

SYNCFEED, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2007
NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Syncfeed, Inc. (“Syncfeed”), a development stage company located in Reno, Nevada, was incorporated in Nevada on Mach 27, 2007. Syncfeed is developing crab feed formula for aqua farmers in China. Syncfeed operates out of office space owned by a director and stockholder of the Company. The facilities are provided at no charge. There can be no assurances that the facilities will continue to be provided at no charge in the future.

Development Stage Company

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 ”Accounting and Reporting by Development-Stage Enterprises”. A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Cash and Cash Equivalents

Syncfeed considers all highly liquid investments with maturities of three months or less to be cash equivalents. At June 30, 2007 the Company had $-0- of unrestricted cash that was being held in an escrow account by its outside attorneys, to be used for future business operations.

Fair Value of Financial Instruments

Syncfeed’s financial instruments consist of cash and cash equivalents. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

SYNCFEED, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2007

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic loss per share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

Syncfeed does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 - ACCRUED EXPENSES

Accrued expenses at June 30, 2007 consisted of the audit fees to be paid to the firms outside independent auditors for services to be rendered after June 30, 2007.

NOTE 3 - INCOME TAXES

For the period ended June 30, 2007, Syncfeed has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $41,000 at June 30, 2007, and will expire in the year 2027.

SYNCFEED, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2007

NOTE 3 - INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2007
Deferred tax asset attributable to:
Net operating loss carryover	$13,900
Valuation allowance	(13,900)
Net deferred tax asset	$-

NOTE 4 - LIQUIDITY AND GOING CONCERN

Syncfeed has limited working capital and has not yet received revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of Syncfeed to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

Item 2.     Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Plan of Operation

We were incorporated as “Syncfeed Inc.” in the State of Nevada on March 27, 2007. We are engaged in the business of developing, manufacturing, and selling commercial feed (the “Product”) specifically for commercially raised and harvested Chinese Mitten-handed Crabs (the “Crabs”). We are currently testing and refining the formula for our Product at our Crab farming facility in Xingou, Jianli, Hubei, China. When we are satisfied that our Product provides the greatest Return on Investment for Crab Farmers by being the most attractive to the Crab palate and the healthiest in terms of promoting the greatest weight gains in the shortest period of time, we will begin the manufacture and distribution of the Product to Crab farmers in the Lake Yangcheng area as well as throughout mainland China.

Product Development

We intend to continue to refine our product formula over the coming months. While we feel our product in its current form could compete effectively in the marketplace, we plan to improve the formula to increase its attractiveness to Crabs, improve its impact on Crab growth and reduce the costs of ingredients. We expect to incur roughly $10,000 on our product development in the next twelve months.

Locate Suitable Manufacturing

We do not currently have any manufacturing facilities. Our directors have contacted several general feed producers in the Guangdong province of China, and have begun negotiations for the manufacture of our product on a contract basis. We are currently negotiating price, payment, customer guarantee, shipping, inventory, delivery schedule and returns. Production of our crab feed doesn’t require any facilities or equipment beyond what is available at any general feed producer. We could contract with any general feed producer to manufacture our product by following our instructions. Most general feed producers already utilize the same method we use to produce the feed pellets; we simply need to provide the ingredients and their ratios. We do not anticipate renting a warehouse at this stage of our business. The feed producer we select to work with us will provide packaging, storage, and shipping services for us as part of our agreement.

Sales and distribution Strategy

Our goal is for our crab feed to become a leading product in the Chinese marketplace. In order to achieve our goal, we intend to increase awareness of our Product with potential customers, who we anticipate will be major retailers as wholesale customers and Crab farmers as end users. We intend to do this by engaging in the following:

▪
Attending national and regional aquaculture product and technology promotional events and conferences. There are events and conferences hosted and managed by regional and central institutions and organizations to promote advanced aquaculture products and technology, including trade meetings, conferences, Expos, and promotional events. We plan to attend a number of such events, such as the Fishery Exhibition 2007, which are heavily attended by aquaculture merchants, wholesalers, and retailers, in order to further expose our product.

▪
Developing direct marketing programs to attract retailers. In addition to attending the foregoing conferences and seminars, we intend to market directly to aquaculture farmers. Our marketing will include conducting seminars and the use of online and traditional advertising media such as newspapers and trade publications.

▪
Promoting to the public through internet-based and traditional media advertising. We intend to use Internet-based and traditional media to promote our product directly to the public to raise public awareness of our product. Our plan is to create a public demand for Crabs raised on Syncfeed.

Sales Personnel

In the short term, we intend to use the services of our management to sell our products. As our product approaches the manufacturing stage, however, we plan to employ up to thirty salesman in the Guangdong province of China to promote and sell our product to wholesalers, retailers, and end-user Crab farmers. These sales representatives will be responsible for soliciting, selecting and securing accounts within a particular regional territory.

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Expenses

In our management’s opinion, we can expect to incur the following expenses to fund our plan of operation for the next twelve months:

▪
Audit fee, which consists primarily of accounting and auditing fees for the yearend audit. We estimate that our audit fees for the next twelve months will be approximately $10,000, which includes quarterly reviews;

▪
Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account. We estimate that our bank charges for the next twelve months will be approximately $100;

▪
Legal and organizational fees, which consist primarily of legal fees paid by us regarding securities advice and organizing the company. We estimate that our legal and organizational fees for the next twelve months will be approximately $20,000 to $35,000; and

▪
Other operating expenses, which consist primarily of the expenses incurred for further development of our Crab feed formula; for the advertising campaign for our Product; and for and other administrative expenses. We estimate that our other operating expenses for the next twelve months will be approximately $30,000.

We anticipate that, in time, the primary source of revenues for our business model will be the sale of our Product.

Results of Operations for the three months ended June 30, 2007

We did not earn any revenues from inception through the period ending June 30, 2007. We do not anticipate earning revenues until such time that we refine our Product and successfully market it to our target consumers. We are presently in the development stage of our business and we can provide no assurance that we will successfully implement our business plan.

We incurred operating expenses in the amount of $36,495 for the three months ended June 30, 2007 and $41,000 from our inception on March 27, 2007 to June 30, 2007. The operating expenses for these periods consisted of legal fees and accounting fees. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

We had current assets of $2,000 as of June 30, 2007. We had current liabilities of $0 as of June 30, 2007. We therefore had working capital of $2,000 as of June 30, 2007.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our business activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of June 30, 2007, there were no off balance sheet arrangements.

Going Concern

We have limited working capital and have not yet received revenues from sales of products or services. These factors create substantial doubt about the our ability to continue as a going concern. The financial statements contained herein do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on our generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund out capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Yin Cheng Kong. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2007.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On June 14, 2007, the registration statement filed on Form SB-2 (Commission file number 333-142890) was declared effective by the SEC. This offering has commenced and is ongoing. This registration statement registered 990,000 shares of Common Stock on behalf of certain selling shareholders of the company. We will not receive any proceeds from this offering and have not made any arrangements for the sale of these securities.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2007.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously included as an exhibit to the Registration Statement on Form SB-2 filed on May 11, 2007

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Syncfeed, Inc.

Date:	July 30, 2007

By: /s/ Yin Cheng Kong Yin Cheng Kong President, Secretary, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director