Form 10QSB
period 2007-09-30
Syncfeed, Inc.
filed 2007-11-14
CIK 1397970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-142890

Syncfeed Inc.
(Exact name of small business issuer as specified in its charter)

NV	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

50 West Liberty St. Suite 880 , Reno, NV 89501
(Address of principal executive offices)

778-991-7278
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of September 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of September 30, 2007;
F-2	Statements of Operations for the three and six months ended September 30, 2007 and period from inception (March 27, 2007) through September 30, 2007;
F-3	Statement of Stockholders' Equity period from inception (March 27, 2007) through September 30, 2007;
F-4	Statements of Cash Flows for the three and six months ended September 30, 2007 and period from inception (March 27, 2007) through September 30, 2007;
F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2007 are not necessarily indicative of the results that can be expected for the full year.

SYNCFEED, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
As of September 30, 2007

ASSETS
Current Assets
Cash and equivalents	$-0-

TOTAL ASSETS	$-0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities	$-0-

Stockholders’ Equity
Common Stock, $.001 par value, 75,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150
Additional paid-in capital	40,850
Deficit accumulated during the development stage	(43,000)
Total stockholders’ equity	-0-

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$-0-

See accompanying notes to financial statements.

SYNCFEED INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Six Months and Three Months Ended September 30, 2007
Period from March 27, 2007 (Inception) to September 30, 2007

	Six Months ended September 30, 2007	Three Months ended September 30, 2007	Period from March 27, 2007 (Inception) to September 30, 2007
Revenues	$-0-	$-0-	$-0-

Operating expenses :
Professional fees	38,495	2,000	43,000

Net Loss	$(38,495)	$(2,000)	$(43,000)

Net loss per share:
Basic and diluted	$0.02	$0.00	$0.02

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

SYNCFEED, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
Period from March 27, 2007 (Inception) to September 30, 2007

	Common stock		Additional paid-	Deficit accumulated during the development
	Shares	Amount	in capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000

Net loss for the period	-	-	-	(4,505)	(4,505)

Balance, March 31, 2007	2,150,000	2,150	40,850	(4,505)	38,495

Net loss for the six months ended September 30, 2007	-	-	-	(38,495)	(38,495)
Balance September 30, 2007	2,150,000	$2,150	$40,850	$(43,000)	$-

See accompanying notes to financial statements.

SYNCFEED INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Six Months and Three Months Ended September 30, 2007
Period from March 27, 2007 (Inception) to September 30, 2007

	Six Months Ended September 30, 2007	Three Months Ended September 30, 2007	Period From March 27, 2007 (Inception) to September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,000)	$(2,000)	$(43,000)
Change in non-cash working capital items
Prepaid expenses	4,000	2,000	(2,000)
Accrued expenses	-0-	-0-	-0-
CASH FLOWS USED BY OPERATING ACTIVITIES	(35,000)	-0-	(43,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	-0-	43,000
NET INCREASE IN CASH	-0-	-0-	-0-

Cash, beginning of period	35,000	-0-	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0--	$-0--	$-0--
Income taxes paid	$-0--	$-0--	$-0--

See accompanying notes to financial statements.

SYNCFEED, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007

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

Cash and Cash Equivalents

Syncfeed considers all highly liquid investments with maturities of three months or less to be cash equivalents. At September 30, 2007 the Company had $-0- of unrestricted cash that was being held in an escrow account by its outside attorneys, to be used for future business operations.

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
September 30, 2007

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

NOTE 2 - ACCRUED EXPENSES

Accrued expenses at September 30, 2007 consisted of the audit fees to be paid to the firms outside independent auditors for services to be rendered after September 30, 2007.

NOTE 3 - INCOME TAXES

For the period ended September 30, 2007, Syncfeed has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $43,000 at September 30, 2007, and will expire in the year 2027.

SYNCFEED, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007

NOTE 3 - INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2007
Deferred tax asset attributable to:
Net operating loss carryover	$14,300
Valuation allowance	(14,300)
Net deferred tax asset	$-

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

Item 2.     Management’s Discussion and Analysis or Plan of Operation

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

1.
Attending national and regional aquaculture product and technology promotional events and conferences. There are events and conferences hosted and managed by regional and central institutions and organizations to promote advanced aquaculture products and technology, including trade meetings, conferences, Expos, and promotional events. We plan to attend a number of such events, such as the Fishery Exhibition 2008, which are heavily attended by aquaculture merchants, wholesalers, and retailers, in order to further expose our product.

2.
Developing direct marketing programs to attract retailers. In addition to attending the foregoing conferences and seminars, we intend to market directly to aquaculture farmers. Our marketing will include conducting seminars and the use of online and traditional advertising media such as newspapers and trade publications.

3.
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

1.
Audit fee, which consists primarily of accounting and auditing fees for the yearend audit. We estimate that our audit fees for the next twelve months will be approximately $10,000, which includes quarterly reviews;

2.
Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account. We estimate that our bank charges for the next twelve months will be approximately $100;

3.
Legal and organizational fees, which consist primarily of legal fees paid by us regarding securities advice and organizing the company. We estimate that our legal and organizational fees for the next twelve months will be approximately $20,000 to $35,000; and

4.
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

Results of Operations for the three and six months ended September 30, 2007 and period from inception (March 27, 2007) to September 30, 2007

We did not earn any revenues from inception through the period ending September 30, 2007. We do not anticipate earning revenues until such time that we refine our Product and successfully market it to our target consumers. We are presently in the development stage of our business and we can provide no assurance that we will successfully implement our business plan.

We incurred operating expenses in the amount of $2,000 for the three months ended September 30, 2007, $38,495 for the six months ended September 30, 2007 and $43,000 from our inception on March 27, 2007 to September 30, 2007. The operating expenses for these periods consisted of legal fees and accounting fees. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

We had current assets of $0 as of September 30, 2007. We had current liabilities of $0 as of September 30, 2007. We therefore had working capital of $0 as of September 30, 2007.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our business activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of September 30, 2007, there were no off balance sheet arrangements.

Going Concern

We have limited working capital and have not yet received revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements contained herein do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Recently Issued Accounting Pronouncements

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Yin Cheng Kong. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2007.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2007.

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

Syncfeed Inc.

Date:	November 13, 2007

By: /s/ Yin Chen Kong Yin Chen Kong Title: Chief Executive Officer and Director