Form 10QSB
period 2007-12-31
Syncfeed, Inc.
filed 2008-02-04
CIK 1397970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,150,000 common shares as of December 31, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

 PART I - FINANCIAL INFORMATION

Item 1.                            Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of December 31, 2007;
F-2	Statements of Operations for the three and nine months ended December 31, 2007 and period from inception (March 27, 2007) through December 31, 2007;
F-3	Statement of Stockholders’ Deficit period from inception (March 31, 2007) through December 31, 2007.
F-3	Statements of Cash Flows for the three and nine months ended December 31, 2007 and period from inception (March 27, 2007) through December 31, 2007;
F-4	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

SYNCFEED, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
As of December 31, 2007

ASSETS

Current Assets
Cash and equivalents	$-0-

TOTAL ASSETS	$-0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities	$2,000

Stockholders’ Deficit
Common Stock, $.001 par value, 75,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150
Additional paid-in capital	40,850
Deficit accumulated during the development stage	(45,000)
Total stockholders’ deficit	(2,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-0-

See accompanying notes to financial statements.

SYNCFEED INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Nine Months and Three Months Ended December 31, 2007
Period from March 27, 2007 (Inception) to December 31, 2007

	Nine Months ended December 31, 2007	Three Months ended December 31, 2007	Period from March 27, 2007 (Inception) to December 31, 2007
Revenues	$-0-	$-0-	$-0-

Operating expenses :
Professional fees	40,495	2,000	45,000

Net Loss	$(40,495)	$(2,000)	$(45,000)

Net loss per share: Basic and diluted	$(0.02)	$0.00	$(0.02)

Weighted average shares outstanding: Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

SYNCFEED, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
Period from March 27, 2007 (Inception) to December 31, 2007

	Common stock		Additional paid-in	Deficit accumulated during the development
	Share	Amount	capital	stage	Total
Issuance of common stockfor cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Net loss for the period	-	-	-	(4,505	(4,505)
Balance, March 31, 2007	2,150,000	2,150	40,850	(4,505)	38,495
Net loss for the nine months ended December 31, 2007	-	-	-	(40,495)	(40,495)
Balance December 31, 2007	2,150,000	$2,150	$40,850	$(45,000)	$(2,000)

See accompanying notes to financial statements.

SYNCFEED INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine Months and Three Months Ended December 31, 2007
Period from March 27, 2007 (Inception) to December 31, 2007

	Nine Months Ended December 31, 2007	Three Months Ended December 31, 2007	Period From March 27, 2007 (Inception) to December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,000)	$(2,000)	$(45,000)
Change in non-cash working capital items	4,000	-0-	-0-
Prepaid expenses
Accrued expenses	2,000	2,000	2,000
CASH FLOWS USED BY OPERATING ACTIVITIES	(35,000)	-0-	(43,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	-0-	43,000
NET INCREASE IN CASH	-0-	-0-	-0-

Cash, beginning of period	35,000	-0-	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

SYNCFEED, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2007

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

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

Cash and Cash Equivalents

Syncfeed considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At December 31, 2007 the Company had $-0- of unrestricted cash that was being held in an escrow account by its outside attorneys, to be used for future business operations.

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

SYNCFEED, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2007

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

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

NOTE 2 – ACCRUED EXPENSES

Accrued expenses at December 31, 2007 consisted of the audit fees to be paid to the firms outside independent auditors for services to be rendered after December 31, 2007.

NOTE 3 – INCOME TAXES

For the period ended December 31, 2007, Syncfeed has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $45,000 at December 31, 2007, and will expire in the year 2027.

SYNCFEED, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2007

NOTE 3 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2007
Deferred tax asset attributable to:
Net operating loss carryover	$15,000
Valuation allowance	(15,000)
Net deferred tax asset	$-

NOTE 4 – LIQUIDITY AND GOING CONCERN

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

Sales Personnel

In the short term, we intend to use the services of our management to sell our products. As our product approaches the manufacturing stage, however, we plan to employ up to thirty salesman in the Guangdong province of China to promote and sell our product to wholesalers, retailers, and end-user Crab farmers. These sales representatives will be responsible for soliciting,selecting and securing accounts within a particular regional territory.

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

Results of Operations for the three and nine months ended December 31, 2007 and period from inception (March 27, 2007) to December 31, 2007

We did not earn any revenues from inception through the period ending December 31, 2007. We do not anticipate earning revenues until such time that we refine our Product and successfully market it to our target consumers. We are presently in the development stage of our business and we can provide no assurance that we will successfully implement our business plan.

We incurred operating expenses in the amount of $2,000 for the three months ended December 31, 2007, $40,495 for the nine months ended December 31, 2007 and $45,000 from our inception on March 27, 2007 to December 31, 2007. The operating expenses for these periods consisted of legal fees and accounting fees. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

We had current assets of $0 as of December 31, 2007. We had current liabilities of $2,000 as of December 31, 2007. We therefore had a working capital deficit of $2,000 as of December 31, 2007.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our business activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of December 31, 2007, there were no off balance sheet arrangements.

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

Recently Issued Accounting Pronouncements

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of Deecmber 31, 2007.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Yin Cheng Kong.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended Deecmber 31, 2007.

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

PART II – OTHER INFORMATION

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2007.

Item 5.     Other Information

None

Item 6.      Exhibits

ExhibitNumber	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Syncfeed Inc.

Date:	January 30, 2007

By: /s/ Yin Chen Kong Yin Chen Kong Title: Chief Executive Officer and Director