Form 10-K
period 2008-03-31
Syncfeed, Inc.
filed 2008-06-13
CIK 1397970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-142890

Syncfeed Inc
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 West Liberty Street, Suite 880, Reno, NV	89501
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 778-991-7278

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]       No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]       No [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]       No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]       No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  2,150,000 as of March 31, 2008.

 PART I
Item 1.   Business

Company Overview

We were incorporated as “Syncfeed Inc.” in the State of Nevada on March 21, 2007. Our principal offices are located at 50 West Liberty Street, Suite 880, Reno, NV 89501.

We are engaged in the business of developing, manufacturing, and selling commercial feed specifically for commercially raised and harvested Chinese Mitten-handed Crabs. We are currently testing and refining the formula for our Product at our Crab farming facility in Xingou, Jianli, Hubei, China. When we are satisfied that our Product provides the greatest Return on Investment for Crab Farmers by being the most attractive to the Crab palate and the healthiest in terms of promoting the greatest weight gains in the shortest period of time, we will begin the manufacture and distribution of the Product to Crab farmers in the Lake Yangcheng area as well as throughout mainland China.

The Chinese Mitten-handed Crab

The Chinese mitten-handed crab (Eriocheir sinensis), also known as the Chinese mitten crab, big binding crab (大閘蟹) and Shanghai hairy crab (上海毛蟹), is a medium-sized burrowing crab found in the coastal estuaries of eastern Asia from Korea in the north to the Fujian province of China in the south.

Mitten crabs spend most of their life in fresh water, but they must return to the sea to breed. During their fourth or fifth year in late summer, the crustaceans migrate downstream, and attain sexual maturity in the tidal estuaries. After mating, the females continue seaward, overwintering in the deeper waters. They return to brackish water in the spring to hatch their eggs. After development as larvae, the juvenile crabs gradually move upstream into fresh water, thus completing the life cycle.

This species' distinguishing features are the dense patches of dark hair on its claws. The crab's body is the size of a human palm. The carapace width is 30 to 100 mm and the legs are about twice as long as the carapace is wide.

This species is very invasive and has spread to North America and Europe, raising concerns that it competes with local species, and its burrowing nature damages embankments and clogs drainage systems.

In contrast, the crab is a famous delicacy in Shanghai cuisine and is also prized for the female crab's ovaries. In 2007, the city of Shanghai consumed 50,000 tons of the crustacean, or about 300 million Crabs – 12% of the national market. The high demand for Crabs led to overfishing of the species in the Yangtze River and other freshwater sources decades ago. The result was the establishment of Crab farms in the 1980’s, an industry that continues to thrive today.

Today Yangcheng Lake is the most famous area for the Chinese mitten crabs. The crab meat is believed by the Chinese to have a "cooling" (yin) effect on the body. Chinese spend hundreds of yuan just to taste a small crab from that lake. Most of these are exported to Shanghai and Hong Kong, and high-profit foreign markets.

The price of the crab varies from RMB10 to RMB300, depending on its origin, gender, weight and seasons. Crabs weighing 300 grams sold for approximately RMB250 to RMB300 in the market last season.

Crab Farming

Because of overfishing in past years, Crab farmers have replaced fishermen as the most reliable source of mitten crabs. Beginning in the 1980’s, Crab farmer have erected pens in shallow freshwater lakes, earthen ponds, fenced renovated paddy fields, and covered net cages. The best results have been obtained from pen cultures in shallow lakes. Growth and quality of Crabs are significantly greater in this habitat, presumably because pens provide the Crabs with an environment which closely approximates their natural habitat.

Pens are created by enclosing an area of fresh water ranging from 0.4 to 5 hectacres with ready-made polyethylene netting with a mesh size of 2-3 cm. The area should have a relatively flat, hard bottom, and water depth between 0.8 and 1.5 meters. Pollution levels, water PH, and water traffic are all considered before a Crab farm is built. If water flow through the pen is too slow, Crabs are likely to become ill, and disease spreads quickly in such an environment.

Bamboo stakes are generally used to secure the netting around the perimeter while rocks are sewn into the bottom of the netting, which is then sunk a few inches into the bottom of the pen. Netting extends one meter above the surface level before turning inward at a 90 degree angle for another meter to prevent Crabs from climbing out. A second perimeter net is often erected two to four meters outside of the primary netting to further prevent Crabs from escaping.

Other wildlife in the pen is managed as well. Carnivorous fish, such as snakehead, mandarin fish, and catfish must be removed as they will prey on the Crabs. Fish that graze on aquatic plants, such as grass carp, and bottom dwellers, such as common carp, are also removed as they may compete for food with the Crabs or disturb their development, respectively.

Once the pen is prepared, farmers generally purchase small Crabs from hatcheries where Crab seeds, or larvae, have been grown to “coin size.” Crab farms are generally stocked with small Crabs between February and April and grown to maturity, or market size, for harvesting in September and October of the following year.

In the interim period, the health and growth of the Crabs is the main concern of every Crab farmer, as their entire annual revenue is completely dependent upon the weight of the Crabs they deliver to market.

Feed is added to the Crab pen twice each day. The average feeding rate is 3-6% of body weight per day. Approximately 30-40% of the daily ration is distributed in the morning and 60-70% in the evening. Uneaten food must be manually removed from the pen in order to keep the pen area clean and reduce the risk of disease.

Crab feed is currently non-standardized. Crab farmers feed their Crabs snails, clams, trash fish, slaughterhouse waste, silkworm pupae, squash, sweet potatoes, boiled corn, and wheat. Farmers try to ensure that animal protein accounts for 50-60% of their Crab’s diet, but there is currently no way to ensure an optimum diet for the majority of their Crab stock.

SyncFeed Crab Feed

Despite the thriving market for Crabs, there are very few options available for Crab farmers when providing sustenance to their livestock. While there are three companies that provide Crab feed, their products have not met with much success for reasons we will discuss below. Most farmers provide their Crabs an intuitive mixture of waste products and by-products of other industries - a slop mixture, which is consumed in varying degrees on a daily basis as the meal differs on a daily basis. That which is not consumed by a farmer’s livestock must be cleaned from the pen to prevent contamination and disease.

We are in the process of developing Crab feed designed specifically to maximize the health and growth of Chinese Mitten-handed Crabs. Our method of development involves a number of freshwater tanks in which we have isolated different populations of Crabs. We feed the crabs in each tank a different formula (including those of our competitors) and track data relating to the Crabs’ rate of food consumption, their relative health and growth rates, and any environmental side-effects.

Our current product contains fish meal, soybean paste, corn powder, multi-mineral salt, cuttlefish powder, chaff powder, beet alkaline, fish oil, multi-vitamins, and anti-oxidants. Our tests have shown that this combination of ingredients at a specific ratio attracts Crabs to eat at the fastest rate as well as enhancing growth rates at the most significant level. Tank waste as a result of unconsumed food is also minimized with our current formula. Crabs raised on our current formula gain an average of 150 grams of weight in a single year (large enough to go to market), and reach 300 grams by harvest time in the second year. A 300 gram Crab is considered very large and commands a premium price.

The feed is manufactured by steaming and mixing the ingredients, molding them into cylindrical shapes, and allowing them to dry into small, hard pellets. We currently manufacture these pellets on a small scale for our developmental tests, but the same method is widely used in the production of animal feed pellets on a much larger scale.

Competition

We face some competition in the Chinese Mitten-handed Crab feed field. Those companies who manufacture and market feed products aimed specifically at Crabs sell products which contain large amounts of pork skin powder, potato powder, and ocean fish powder. Through our continuous research and observation, we have found that pork skin powder contains far too much fat to use in low-flow freshwater conditions. When farmers pour these feeds into the water, an oil mask is generated on top of the water. This oil mask cuts off the exchange of fresh air to the water, and Crabs are unable to thrive and grow in water that is not properly oxygenated. Also, Crabs do not seem attracted to the taste of potato powder, so the potato powder goes unconsumed, remaining in the water until it rots and contaminates the water, leading to disease among the Crab population. Finally, ocean fish powder contains a large amount of salt, which promotes early sexual development in the Crabs. Once Crabs have attained sexual maturity, they stop growing. Thus, the overall effect of the ocean fish powder is to limit the growth of the crabs.

We also compete with a number of established manufacturers, importers and distributors who sell fish feed to Crab farmers. These companies enjoy brand recognition which exceeds that of our brand names. We compete with several manufacturers, importers and distributors who have significantly greater financial, distribution, advertising and marketing resources than we do. We compete primarily on the basis of quality, brand name recognition and price.

We believe that our success will depend upon our ability to remain competitive in our product areas. The failure to compete successfully in the future could result in a material deterioration of customer loyalty and our image and could have a material adverse effect on our business.

Intellectual Property

We intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product formulas, proprietary manufacturing processes and technologies, product research and concepts and recognized trademarks.  These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

We are currently consulting with law firms to protect our brand name and product formula. While there can be no assurance that registered trademarks will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our company, management believes that the protection of our intellectual property rights is a key component of our operating strategy.

Regulatory Matters

We are subject to the laws and regulations of those jurisdictions in which we plan to sell our product, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes.  In general, the development, manufacture, and sale of our product in China is not subject to special regulatory and/or supervisory requirements.

Employees

We have no other employees other than our officers and directors.  If finances permit, however, we intend on employing thirty sales representatives in the counties of Guangdong Province when our product is ready for production and shipping.

Research and Development Expenditures

We have incurred $0 in research or development expenditures since our incorporation.

Subsidiaries

We do not currently have any subsidiaries.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

We maintain our corporate office at 50 West Liberty Street, Suite 88, Reno, NV 89501, the address of our transfer agent.  We have no materially important physical properties.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the quarter ended March 31, 2008.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “SYFD.OB.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending March 31, 2008
Quarter Ended	High $	Low $
March 31, 2008	n/a	n/a
December 31, 2007	n/a	n/a
September 30, 2007	n/a	n/a
June 30, 2007	n/a	n/a

Fiscal Year Ending March 31, 2007
Quarter Ended	High $	Low $
March 31, 2007	n/a	n/a

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks;

and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of March 31, 2008, we had 2,150,000 shares of our common stock issued and outstanding, held by 35 shareholders of record.

Dividends

The Company has not declared, or paid, any cash dividends since inception and does not anticipate declaring or paying a cash dividend for the foreseeable future.

Nevada law prohibits our board from declaring or paying a dividend where, after giving effect to such a dividend, (i) we would not be able to pay our debts as they came due in the ordinary course of our business, or (ii) our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of distribution, to satisfy the rights of any creditors or preferred stockholders.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Plan of Operation in the Next Twelve Months

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

•
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

•
Developing direct marketing programs to attract retailers. In addition to attending the foregoing conferences and seminars, we intend to market directly to aquaculture farmers.  Our marketing will include conducting seminars and the use of online and traditional advertising media such as newspapers and trade publications.

•
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

Results of Operations for the period from inception (March 27, 2007) to March 31, 2008

We generated no revenue for the period from inception (March 27, 2007) to March 31, 2008. We are a development stage company and do not yet have any products to sell. Our operating expenses for the period were $50,091, consisting entirely of professional fees relating to the organization of our company and our offering. Thus, we had a Net Loss of $50,091 for the period from inception (March 27, 2007) to March 31, 2008.

Our operating expenses for year ended March 31, 2008 were $45,586, consisting entirely of professional fees relating to the organization of our company and our offering. Thus, we had a Net Loss of $45,586 year ended March 31, 2008.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with the filing of a registration statement with the Securities Exchange Commission under the Securities Act of 1933. We anticipate our ongoing operating expenses will also increase once we become a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of March 31, 2008, we had total current assets of $0. Our total current liabilities as of March 31, 2008 were $7,091.  Thus, we have a working capital deficit of $7,091 as of March 31, 2008.

Operating activities used $43,000 in cash for the period from inception (March 27, 2007) to March 31, 2008. Our net loss of $50,091 was the primary negative component of our operating cash flow. Cash flows provided by financing activities during the period from inception (March 27, 2007) to March 31, 2008 consisted of $43,000 as proceeds from the issuance of common stock.

The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of March 31, 2008, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).  Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of March 31, 2008 and their present positions.

Name	Age	Office(s) Held
Ms. Yin Cheng Kong	37	President, Secretary, Chief Executive Officer, Chief Financial Officer, Treasurer (Principal Accounting Officer) and Director
Mr. Wang Zhao	32	Director

Set forth below is a brief description of the background and business experience of our current executive officers and directors.

Yin Cheng Kong.  Yin Cheng Kong has been our President, Chief Executive Officer, Secretary and Director since our inception. He has worked at Shenye Holdings, Inc. as a Senior Manager in Human Resources since 2000, where his duties include interviewing employment candidates, conducting background checks, hiring and firing employees, and ensuring compliance with employment and human resources laws. He received his BA from Wuhan University in 1992.

Wang Zhao.  Wang Zhao has been our Director since our inception. He has been self employed working as a consultant to aqua farming companies since 1996. During this time he has devoted much of his time to development of the formula for SyncFeed. He received his BSc from Hubei University in 1996.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past five years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

Nomination Committee

Our Board of Directors does not maintain a nominating committee. As a result, no written charter governs the director nomination process. Our size and the size of our Board, at this time, do not require a separate nominating committee.

When evaluating director nominees, our directors consider the following factors:

•	The appropriate size of our Board of Directors;
•	Our needs with respect to the particular talents and experience of our directors;
•
The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

•	Experience in political affairs;
•	Experience with accounting rules and practices; and
•	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders. In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board are polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary. The Board does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and shareholders owning greater than ten percent of our shares are not required to comply with Section 16(a) of the Securities Exchange Act of 1934 because we do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934.

Code of Ethics Disclosure

As of March 31, 2008, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended March 31, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yin Cheng Kong, President, Secretary, Chief Executive Officer, Chief Financial Officer, Treasurer (Principal Accounting Officer) and Director	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future.  Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of March 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Yin Cheng Kong, President, Secretary, Chief Executive Officer, Chief Financial Officer, Treasurer (Principal Accounting Officer) and Director	-	-	-	-	-	-	-	-	-

Compensation of Directors

The table below summarizes all compensation of our directors as of March 31, 2008.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wang Zhao	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

Stock Option Plans

We did not have a stock option plan in place as of March 31, 2008.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of March 31, 2008, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 2,150,000 Shares of Common Stock issued and outstanding as of March 31, 2008. Addresses for all of the individuals listed in the table below are c/o Syncfeed Inc, 50 West Liberty Street, Suite 880, Reno, NV 89501.

Name and Address of Beneficial Owners of Common Stock[1]	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock[2]
Yin Cheng Kong	Common Stock	580,000	26%
Wang Zhao	Common Stock	580,000	26%
DIRECTORS AND OFFICERS – TOTAL		1,160,000	53%

5% SHAREHOLDERS
NONE	Common Stock

Item 13.   Certain Relationships and Related Transactions, and Director Independence

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

As of the date of this annual report, our common stockis  traded on the OTC Bulletin Board (the “Bulletin Board”).  The Bulletin Board does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended March 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2008	$10,000	$0	$0	$0
2007	$4,000	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of March 31, 2008 and 2007
F-3	Statements of Operations for the Periods Ended March 31, 2008 and period from inception (March 27, 2007) to March 31, 2008
F-4	Statement of Stockholders’ Equity for period from inception (March 27, 2007) to March 31, 2008
F-5	Statements of Cash Flows for the Periods Ended March 31, 2008 and period from inception (March 27, 2007) to March 31, 2008
F-6	Notes to Consolidated Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Maddox Ungar Silberstein, PLLC
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 11, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Syncfeed Inc

By:	/s/ Yin Cheng Kong
Yin Cheng Kong President, Secretary, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director
June 9, 2008

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Yin Cheng Kong
Yin Cheng Kong President, Secretary, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director
June 9, 2008

By:	/s/ Wang Zhao
Wang Zhao, Director
June 9, 2008

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Syncfeed, Inc.
Reno, Nevada

We have audited the accompanying balance sheets of Syncfeed, Inc. as of March 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended March 31, 2008 and 2007 and for March 27, 2007 (date of inception) through March 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Syncfeed, Inc. as of March 31, 2008 and 2007, and the results of its operations and cash flows for the periods then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has limited working capital, has received limited revenue from sales of its products, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 5.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC

Maddox Ungar Silberstein, PLLC
Bingham Farms, Michigan
June 3, 2008

SYNCFEED, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of March 31, 2008 and 2007

ASSETS
	March 31, 2008	March 31, 2007
Current Assets
Cash and equivalents	$-0-	$35,000
Prepaid expenses	-0-	4,000

TOTAL ASSETS	$-0-	$39,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accrued expenses	$7,091	$505

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 75,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(50,091)	(4,505)
Total stockholders’ equity (deficit)	(7,091)	38,495

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-0-	$39,000

See accompanying notes to financial statements.

SYNCFEED INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended March 31, 2008 and March 31, 2008
Period from March 27, 2007 (Inception) to March 31, 2008

	Year ended March 31, 2008	Year ended March 31, 2007	Period from March 27, 2007 (Inception) to March 31, 2008

Revenues	$-0-	$-0-	$-0-

Operating expenses :
Professional fees	45,586	4,505	50,091

Net Loss	$(45,586)	$(4,505)	$(50,091)

Net loss per share:
Basic and diluted	$(0.02)	$(0.00)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

SYNCFEED, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
Period from March 27, 2007 (Inception) to March 31, 2008

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Net loss for the year ended March 31, 2007	-	-	-	(4,505)	(4,505)
Balance, March 31, 2007	2,150,000	2,150	40,850	(4,505)	38,495
Net loss for the year ended March 31, 2008	-	-	-	(45,586)	(45,586)
Balance March 31, 2008	2,150,000	$2,150	$40,850	$(50,091)	$(7,091)

See accompanying notes to financial statements.

SYNCFEED INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years Ended March 31, 2008 and March 31, 2007
Period from March 27, 2007 (Inception) to March 31, 2008

	Year Ended March 31, 2008	Year Ended March 31, 2007	Period From March 27, 2007 (Inception) to March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,586)	$(4,505)	$(50,091)
Change in non-cash working capital items
Prepaid expenses	4,000	(4,000)	-0-
Accrued expenses	6,586	505	7,091
CASH FLOWS USED BY OPERATING ACTIVITIES	(35,000)	(8,000)	(43,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	43,000	43,000
CASH PROVIDED BY FINANCING ACTIVITIES	-0-	43,000	43,000

NET INCREASE (DECREASE) IN CASH	(35,000)	35,000	-0-

Cash, beginning of period	35,000	-0-	-0-
Cash, end of period	$-0-	$35,000	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

SYNCFEED, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2008

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

Cash and Cash Equivalents

Syncfeed considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At March 31, 2008 the Company had $-0- of cash.

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
March 31, 2008

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

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at March 31, 2007 consisted of an advance retainer paid to the Company’s outside independent auditors for services to be rendered for periods after Syncfeed’s year-end.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at March 31, 2008 consisted of the audit fees to be paid to the Company’s outside independent auditors for services to be rendered after March 31, 2008 and legal fees owed to the Company’s securities law firm for services performed prior to year-end.

NOTE 4 – INCOME TAXES

For the period ended March 31, 2008, Syncfeed has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $50,000 at March 31, 2008, and will expire beginning in the year 2027.

SYNCFEED, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2008

NOTE 4 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2008
Deferred tax asset attributable to:
Net operating loss carryover	$17,000
Valuation allowance	(17,000)
Net deferred tax asset	$-

NOTE 5 – LIQUIDITY AND GOING CONCERN

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