Form 10-Q
period 2008-06-30
Syncfeed, Inc.
filed 2008-07-25
CIK 1397970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

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

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of June 30, 2008.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of June 30, 2008 (unaudited);

F-2	Statements of Operations for the three months ended June 30, 2008 and 2007 and period from March 27, 2007 (Inception) to June 30, 2008 (unaudited);

F-3	Statement of Stockholders’ Equity for period from March 27, 2007 (Inception) to June 30, 2008 (unaudited);

F-4	Statements of Cash Flows for the three months ended June 30, 2008 and 2007 and period from March 27, 2007 (Inception) to June 30, 2008 (unaudited);

F-4	Notes to Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

SYNCFEED, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (unaudited)
As of June 30, 2008

ASSETS

Current Assets
Cash and equivalents	$-0-

TOTAL ASSETS	$-0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities	$9,091

Stockholders’ Deficit
Common Stock, $.001 par value, 75,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150
Additional paid-in capital	40,850
Deficit accumulated during the development stage	(52,091)
Total stockholders’ deficit	(9,091)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-0-

See accompanying notes to financial statements.

SYNCFEED INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three Months Ended June 30, 2008 and 2007
Period from March 27, 2007 (Inception) to June 30, 2008

	Three Months ended June 30, 2008	Three Months ended June 30, 2007	Period from March 27, 2007 (Inception) to June 30, 2008
Revenues	$-0-	$-0-	$-0-

Operating expenses:
Professional fees	2,000	36,495	52,091

Net Loss	$(2,000)	$(36,495)	$(52,091)

Net loss per share:
Basic and diluted	$(0.00)	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

SYNCFEED, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from March 27, 2007 (Inception) to June 30, 2008

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Net loss for the year ended March 31, 2007	-	-	-	(4,505)	(4,505)
Balance, March 31, 2007	2,150,000	2,150	40,850	(4,505)	38,495
Net loss for the year ended March 31, 2008	-	-	-	(45,586)	(45,586)
Balance March 31, 2008	2,150,000	2,150	40,850	(50,091)	(7,091)
Net loss for the three months ended June 30, 2008	-	-	-	(2,000)	(2,000)
Balance June 30, 2008	2,150,000	$2,150	$40,850	$(52,091)	$(9,091)

See accompanying notes to financial statements.

SYNCFEED INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Three Months Ended June 30, 2008 and 2007
Period from March 27, 2007 (Inception) to June 30, 2008

	Three Months ended June 30, 2008	Three Months ended June 30, 2007	Period from March 27, 2007 (Inception) to June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,000)	$(36,495)	$(52,091)
Change in non-cash working capital items	0	2,000	0
Prepaid expenses
Accrued expenses	2,000	(505)	9,091
CASH FLOWS USED BY OPERATING ACTIVITIES	0	(35,000)	(43,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	0	43,000
NET INCREASE IN CASH	0	0	0

Cash, beginning of period	0	35,000	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

SYNCFEED, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2008

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

Cash and Cash Equivalents

Syncfeed considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At June 30, 2008 the Company had $-0- of cash.

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
June 30, 2008

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

NOTE 2 – ACCRUED EXPENSES

Accrued expenses at June 30, 2008 consisted principally of the professional fees to be paid to the Company’s outside legal counsel and independent auditors for services rendered for the periods ended June 30, 2008.

NOTE 3 – INCOME TAXES

For the period ended June 30, 2008, Syncfeed has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $52,000 at June 30, 2008, and will expire beginning in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2007
Deferred tax asset attributable to:
Net operating loss carryover	$17,700
Valuation allowance	(17,700)
Net deferred tax asset	$-

SYNCFEED, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2008

NOTE 4 – LIQUIDITY AND GOING CONCERN

Syncfeed has negative working capital and has not yet received revenues from sales of products or services.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations for the Three Months Ended June 30, 2008 and 2007 and Period from March 27, 2007 (Date of Inception) until June 30, 2008

We generated no revenue for the period from March 27, 2007 (Date of Inception) until June 30, 2008. We do not anticipate earning revenues until such time that we refine our Product and successfully market it to our target consumers. We are presently in the development stage of our business and we can provide no assurance that we will successfully implement our business plan.

Our Operating Expenses were $2,000 during the three months ended June 30, 2008, compared with $36,495 for the three months ended June 30, 2007.  Our Operating Expenses were $52,091 for the period from March 27, 2007 (Date of Inception) to June 30, 2008. For each period mentioned, our Operating Expenses consisting entirely of Professional Fees.

We, therefore, recorded a net loss of $2,000 for the three months ended June 30, 2008, compared with $36,495 for the three months ended June 30, 2007.  We recorded a net loss of $52,091 for the period from March 27, 2007 (Date of Inception) until June 30, 2008.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of June 30, 2008, we had no current assets.  We had $9,091 in current liabilities as of June 30, 2008. Thus, we had a working capital deficit of $9,091 as of June 30, 2008.

Operating activities used $43,000 in cash for the period from March 27, 2007 (Date of Inception) until June 30, 2008. Our net loss of $52,091 was the primary basis of our negative operating cash flow, offset by accrued expenses in the amount of $9,091. Financing Activities during the period from March 27, 2007 (Date of Inception) until June 30, 2008 generated $43,000 in cash during the period.

As of June 30, 2008, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of June 30, 2008, there were no off balance sheet arrangements.

Going Concern

We have negative working capital and have not yet received revenues from sales of products. These factors have caused our accountants to express substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on our generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Yin Cheng Kong.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008.

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

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2008.

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

Syncfeed Inc.

Date:	July 23, 2008

By: /s/Yin Cheng Kong Yin Cheng Kong Title: Chief Executive Officer and Director