Form 10-Q
period 2008-12-31
Syncfeed, Inc.
filed 2009-02-13
CIK 1397970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from to _________________ to ________________

Commission File Number :          333-142890.

AFFINITY GOLD CORP.
(Exact name of registrant as specified in its charter)

Nevada	26-4152475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Av. Arenales 335 Cercado, Lima, Peru (Address of principal executive offices)	N/A (Zip Code)

011-511-627-4603
(Registrant’s telephone number, including area code) Syncfeed Inc. 50 West Liberty St. Suite 880 , Reno, NV, 89501 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes        ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes        ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes        ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  64,500,000 common shares as of February 11, 2009.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of December 31, 2008 (unaudited) and March 31, 2008 (audited);
F-2	Statements of Operations for the three and nine months ended December 31, 2008 and 2007 and period from March 27, 2007 (Inception) to December 31, 2008 (unaudited);
F-3	Statement of Stockholders’ Deficit for period from March 27, 2007 (Inception) to December 31, 2008 (unaudited);
F-4	Statements of Cash Flows for the nine months ended December 31, 2008 and 2007 and period from March 27, 2007 (Inception) to December 31, 2008 (unaudited); and
F-5	Notes to Unaudited Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2008, are not necessarily indicative of the results that can be expected for the full year.

SYNCFEED INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of December 31, 2008 and March 31, 2008

	December 31, 2008	March 31, 2008
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and equivalents	$-0-	$-0-

TOTAL ASSETS	$-0-	$-0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$2,000	$7,091
Due to officer	10,591	-0-
Total Liabilities	12,591	7,091

Stockholders’ Deficit
Common Stock, $.001 par value, 75,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(55,591)	(50,091)
Total stockholders’ deficit	(12,591)	(7,091)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-0-	$-0-

See accompanying notes to financial statements.

SYNCFEED INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three and Nine Months Ended December 31, 2008 and 2007
Period from March 27, 2007 (Inception) to December 31, 2008

	Three	Three	Nine	Nine	Period from
	Months	Months	Months	Months	March 27, 2007
	ended	ended	ended	ended	(Inception) to
	December	December	December	December	December
	31, 2008	31, 2007	31, 2008	31, 2007	31, 2008
Revenues	$-0-	$-0-	$-0-	$-0-	$-0-

Operating expenses :
Professional fees	2,000	2,000	5,500	40,495	55,591

Net Loss	$(2,000)	$(2,000)	$(5,500)	$(40,495)	$(55,591)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

SYNCFEED INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from March 27, 2007 (Inception) to December 31, 2008

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Net loss for the year ended March 31, 2007	-	-	-	(4,505)	(4,505)
Balance, March 31, 2007	2,150,000	2,150	40,850	(4,505)	38,495
Net loss for the year ended March 31, 2008	-	-	-	(45,586)	(45,586)
Balance March 31, 2008	2,150,000	2,150	40,850	(50,091)	(7,091)

Net loss for the nine months ended December 31, 2008	-	-	-	(5,500)	(5,500)
Balance December 31, 2008	2,150,000	$2,150	$40,850	$(55,591)	$(12,591)

See accompanying notes to financial statements.

SYNCFEED INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Nine Months Ended December 31, 2008 and 2007
Period from March 27, 2007 (Inception) to December 31, 2008

	Nine	Nine	Period from
	Months	Months	March 27, 2007
	Ended	ended	(Inception) to
	December	December	December
	31, 2008	31, 2007	31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,500)	$(41,000)	$(55,591)
Change in non-cash working capital items
Prepaid expenses	-0-	4,000	-0-
Accrued expenses	(5,091)	2,000	2,000
Due to officer	10,591	-0-	10,591
CASH FLOWS USED BY OPERATING ACTIVITIES	-0-	(35,000)	(43,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	-0-	43,000
NET INCREASE IN CASH	-0-	-0-	-0-

Cash, beginning of period	-0-	35,000	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

SYNCFEED INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Syncfeed Inc. (“Syncfeed”), a development stage company located in Reno, Nevada, was incorporated in Nevada on March 27, 2007.  Syncfeed is developing crab feed formula for aqua farmers in China.  Syncfeed operates out of office space owned by a director and stockholder of the Company.  The facilities are provided at no charge.  There can be no assurances that the facilities will continue to be provided at no charge in the future.  See Note 6.

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

Cash and Cash Equivalents

Syncfeed considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At December 31, 2008 the Company had $-0- of cash.

Fair Value of Financial Instruments

Syncfeed’s financial instruments consist of cash and cash equivalents, accrued expenses and payables due to an officer. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

SYNCFEED INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008

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

NOTE 2 – ACCRUED EXPENSES

Accrued expenses at December 31, 2008 consisted of the professional fees to be paid to the Company’s outside independent auditor for services rendered for period ended December 31, 2008.

NOTE 3 – DUE TO OFFICER

Due to officer at December 31, 2008 consisted of the funds advanced to the Company by an officer to be used for working capital.  The amounts are due upon demand, non-interest bearing, and unsecured.

NOTE 4 – INCOME TAXES

For the period ended December 31, 2008, Syncfeed has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $55,500 at December 31, 2008, and will expire beginning in the year 2027.

SYNCFEED INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008

NOTE 4 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2008
Deferred tax asset attributable to:
Net operating loss carryover	$18,900
Valuation allowance	(18,900)
Net deferred tax asset	$-

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

NOTE 6 – SUBSEQUENT EVENTS

A change of control took place on Jan. 9, 2009.

On January 21, 2009, the Company filed Articles of Merger with its wholly-owned subsidiary, Affinity Gold Corp., in order to effect a name change from Syncfeed Inc. to Affinity Gold Corp., which is to be effective with the State of Nevada on Feb. 10, 2009 and is still waiting approval from FINRA to be effective on the market.  Also on January 21, 2009, the Company filed a Certificate of Change to effect a forward stock split on a basis of 30 new shares for each one old share resulting in the authorized common shares increasing from 90,000,000 common shares having a par value of $0.001 per share to 2,700,000,000 common shares having a par value of $0.001 per share (the preferred shares were not affected and remain at 10,000,000 preferred shares) and the issued and outstanding common shares increasing from 2,150,000 to 64,500,000 shares, which is also to be effective with the State of Nevada on Feb. 10, 2009 and is still waiting approval from FINRA to be effective on the market.

The Company intends on entering into a letter of intent with a Peruvian company to acquire its Mineral Exploration License and Exploration Permit, which will effectively change the business direction to mineral exploration concentrating on gold exploration.

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

Plan of Operation

We were incorporated as “Syncfeed Inc.” in the State of Nevada on March 27, 2007.  As at December 31, 2008, we were engaged in the business of developing, manufacturing, and selling commercial feed (the “Product”) specifically for commercially raised and harvested Chinese Mitten-handed Crabs (the “Crabs”).  We were testing and refining the formula for our Product at our Crab farming facility in Xingou, Jianli, Hubei, China.  We intended to begin the manufacture and distribution of the Product to Crab farmers in the Lake Yangcheng area as well as throughout mainland China when we became satisfied that our Product provides the greatest Return on Investment for Crab Farmers by being the most attractive to the Crab palate and the healthiest in terms of promoting the greatest weight gains in the shortest period of time.  However, subsequent to the quarter ended December 31, 2008, we had a change of control and new management intends on changing our business direction.  Please see the section below titled “Subsequent Events and Intended Change of Business.”

Product Development

As at December 31, 2008, we intended to continue to refine our product formula over the coming months.  While we felt that our product in its current form could have competed effectively in the marketplace, we planned to improve the formula to increase its attractiveness to Crabs, improve its impact on Crab growth and reduce the costs of ingredients.  We expected to incur roughly $10,000 on our product development in the next twelve months.  However, subsequent to the quarter ended December 31, 2008, we had a change of control and new management intends on changing our business direction.  Please see the section below titled “Subsequent Events and Intended Change of Business.”

Locate Suitable Manufacturing

As at December 31, 2008, we did not have any manufacturing facilities.  Our directors had contacted several general feed producers in the Guangdong province of China, and had begun negotiations for the manufacture of our Product on a contract basis.  We were negotiating price, payment, customer guarantee, shipping, inventory, delivery schedule and returns.  Production of our crab feed doesn’t require any facilities or equipment beyond what is available at any general feed producer.  We could contract with any general feed producer to manufacture our product by following our instructions.  Most general feed producers already utilize the same method we use to produce the feed pellets; we simply need to provide the ingredients and their ratios.  We did not anticipate renting a warehouse at this stage of our business.  Any feed producer we select to work with us will provide packaging, storage, and shipping services for us as part of our agreement.  However, subsequent to the quarter ended December 31, 2008, we had a change of control and new management intends on changing our business direction.  Please see the section below titled “Subsequent Events and Intended Change of Business.”

Sales and distribution Strategy

As at December 31, 2008, our goal was for our crab feed to become a leading product in the Chinese marketplace.  In order to achieve our goal, we intended to increase awareness of our Product with potential customers, who we anticipated would be major retailers as wholesale customers and Crab farmers as end users.  We intended to do this by engaging in the following:

1.
Attending national and regional aquaculture product and technology promotional events and conferences. There are events and conferences hosted and managed by regional and central institutions and organizations to promote advanced aquaculture products and technology, including trade meetings, conferences, Expos, and promotional events.  We planned to attend a number of such events, such as the Fishery Exhibition 2008, which are heavily attended by aquaculture merchants, wholesalers, and retailers, in order to further expose our product.

2.
Developing direct marketing programs to attract retailers.  In addition to attending the foregoing conferences and seminars, we intended to market directly to aquaculture farmers.  Our marketing would have included conducting seminars and the use of online and traditional advertising media such as newspapers and trade publications.

3.
Promoting to the public through internet-based and traditional media advertising.  We intended to use Internet-based and traditional media to promote our product directly to the public to raise public awareness of our product.  Our plan was to create a public demand for Crabs raised on our Product.

However, subsequent to the quarter ended December 31, 2008, we had a change of control and new management intends on changing our business direction.  Please see the section below titled “Subsequent Events and Intended Change of Business.”

Sales Personnel

As at December 31, 2008, in the short term, we intended to use the services of our management to sell our products.  If our product approached the manufacturing stage, however, we planned to employ up to thirty salesmen in the Guangdong province of China to promote and sell our product to wholesalers, retailers, and end-user Crab farmers.  These sales representatives would have been responsible for soliciting, selecting and securing accounts within a particular regional territory.  However, subsequent to the quarter ended December 31, 2008, we had a change of control and new management intends on changing our business direction.  Please see the section below titled “Subsequent Events and Intended Change of Business.”

Significant Equipment

As at December 31, 2008, we did not intend to purchase any significant equipment for the next twelve months.  However, subsequent to the quarter ended December 31, 2008, we had a change of control and new management intends on changing our business direction, which may include the purchase of some heavy equipment in the next twelve months to assist with the new business direction.  Please see the section below titled “Subsequent Events and Intended Change of Business.”

Expenses

As at December 31, 2008, in our management’s opinion, we expected to incur the following expenses to fund our plan of operation for the next twelve months:

1.
Audit fees, which consist primarily of accounting and auditing fees for the yearend audit.  We estimated that our audit fees for the next twelve months will be approximately $10,000, which includes quarterly reviews;

2.
Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account.  We estimated that our bank charges for the next twelve months will be approximately $100;

3.
Legal and organizational fees, which consist primarily of legal fees paid by us regarding securities advice and organizing the company.  We estimated that our legal and organizational fees for the next twelve months would be approximately $20,000 to $35,000; and

4.
Other operating expenses, which consist primarily of the expenses incurred for further development of our Crab feed formula; for the advertising campaign for our Product; and for and other administrative expenses.  We estimated that our other operating expenses for the next twelve months would be approximately $30,000.

As at December 31, 2008, we anticipated that, in time, the primary source of revenues for our business model would be the sale of our Product.  However, subsequent to the quarter ended December 31, 2008, we had a change of control and new management intends on changing our business direction.  Please see the section below titled “Subsequent Events and Intended Change of Business.”

Results of Operations for the Three and Nine months Ended December 31, 2008 and 2007 and Period from March 27, 2007 (Date of Inception) until December 31, 2008

We generated no revenue for the period from March 27, 2007 (date of inception) until December 31, 2008.  As at December 31, 2008, we did not anticipate earning revenues until such time that we refine our Product and successfully market it to our target consumers.  We are presently in the development stage of our business and we can provide no assurance that we will successfully implement our business plan.

Our Operating Expenses were $2,000 during the three months ended December 31, 2008, compared with $2,000 for the three months ended December 30, 2007.  Our Operating Expenses were $5,500 during the nine months ended December 31, 2008, compared with $40,495 for the nine months ended December 30, 2007.  Our Operating Expenses were $55,591 for the period from March 27, 2007 (date of inception) to December 31, 2008.  For each period mentioned, our Operating Expenses consisting entirely of Professional Fees.

For the three months ended December 31, 2008, we recorded a net loss of $2,000 for the three months ended December 31, 2008, compared with $2,000 for the three months ended December 30, 2007.  We recorded a net loss of $5,500 for the nine months ended December 31, 2008, compared with $40,495 for the nine months ended December 30, 2007.  We recorded a net loss of $55,591 for the period from March 27, 2007 (date of inception) until December 31, 2008.

As of December 31, 2008, we anticipated that our operating expenses would increase as we undertook our plan of operations.  The increase would be attributable to the continued development of our Product and the professional fees associated with our obligations as a reporting company under the Securities Exchange Act of 1934.

However, subsequent to the quarter ended December 31, 2008, we had a change of control and new management intends on changing our business direction, which is expected to have a significant increase on our anticipated operating expenditures.  Please see the section below titled “Subsequent Events and Intended Change of Business.”

Liquidity and Capital Resources

As of December 31, 2008, we had no current assets.  We had $12,591 in current liabilities as of December 31, 2008. Thus, we had a working capital deficit of $12,591 as of December 31, 2008.

Operating activities used $43,000 in cash for the period from March 27, 2007 (date of inception) until December 31, 2008.  Our net loss of $55,591 was the primary basis of our negative operating cash flow, offset by accrued expenses and amounts due to an officer in the amount of $10,591.  Financing Activities during the period from March 27, 2007 (date of inception) until December 31, 2008 generated $43,000 in cash during the period.

As of December 31, 2008, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals.  The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing.  We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements.  We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds as at December 31, 2008. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

However, subsequent to the quarter ended December 31, 2008, we had a change of control and new management intends on changing our business direction.  Please see the section below titled “Subsequent Events and Intended Change of Business.”  Our new management intends to raise equity financing in order to proceed with the intended new business direction of mineral exploration concentrating on gold exploration in Peru.

Off Balance Sheet Arrangements

As of December 31, 2008, there were no off balance sheet arrangements.

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

Subsequent Events and Intended Change of Business

On December 30, 2008, Ms. Yin Cheng Kong, our President, CEO, CFO, Secretary, Treasurer and a director, agreed to sell all of her 580,000 shares of our issued and outstanding common stock, and Mr. Wang Zhao, a director of our company, agreed to sell all of his 580,000 shares of our issued and outstanding common stock, for an aggregate of 1,160,000 shares of our common stock to Mr. Antonio Rotundo for an aggregate price of US$58,000 to be paid on or before January 15, 2009.

The closing of the foregoing stock purchase agreement took place on January 9, 2009, and as of such date Mr. Antonio Rotundo is the owner of 1,160,000 shares of our common stock representing approximately 54% of our issued and outstanding common stock.  The foregoing description of the stock purchase transaction does not purport to be complete and is qualified in its entirety by reference to the stock purchase agreement, which was filed with the Form 8-K on December 31, 2008, and which is incorporated herein by reference.

In connection with the foregoing stock purchase agreement, on January 8, 2009, Ms. Yin Cheng Kong resigned from all officer positions with our company and Mr. Antonio Rotundo was appointed as the President, CEO, CFO, Secretary, Treasurer and a director of our company.  On January 9, 2009, Ms. Ying Cheng Kong and Mr. Wang Zhao resigned as directors of our company.

On January 29, 2009, Mr. Paul F. Antoniazzi and Mr. Corey J. Sandberg were appointed as directors of our company.  In addition, on February 3, 2009, Mr. Antonio Rotundo resigned as Secretary and Treasurer of our company and Mr. Sandberg was appointed as Secretary and Treasurer of our company.  Mr. Rotundo remains the President, CEO, CFO and a director of our company.

Effective February 10, 2009 with the State of Nevada, we completed a merger with our wholly-owned subsidiary, Affinity Gold Corp.  As a result, we changed our name from “Syncfeed Inc.” to “Affinity Gold Corp.”.  We changed the name of our Company to better reflect the intended direction and business of our Company.

Also effective February 10, 2009 with the State of Nevada, we effected a thirty (30) for one (1) forward stock split of our authorized, issued and outstanding common stock.  As a result, our authorized capital increased from 90,000,000 shares of common stock with a par value of $0.001 to 2,700,000,000 shares of common stock with a par value of $0.001.  Our issued and outstanding share capital increased from 2,150,000 shares of common stock to 64,500,000 shares of common stock.

The name change and forward stock split are to take effect on the market at the open of business on February 13, 2009.

Following the change in control of our Company on January 9, 2009, and subsequent merger with our subsidiary Affinity Gold Corp. and forward stock split, effective Feb. 10, 2009 with the State of Nevada, the Company intends to change its focus from that of a company engaged in developing, manufacturing, and selling commercial feed for commercially raised and harvested Chinese Mitten-handed Crabs to a company engaged in mineral exploration concentrating on gold exploration in Peru.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.

Item 4.            Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.
We plan to create a position to segregate duties consistent with control objectives and plan to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us; and

2.
We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by June 30, 2009.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.         Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.            Defaults upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2008.

Item 5.            Other Information

None.

Item 6             Exhibits

(b)   Exhibit List

31.1           Certificate pursuant to Rule 13a-14(a)

31.2           Certificate pursuant to Rule 13a-14(a)

32.1           Certificate pursuant to 18 U.S.C. §1350

32.2           Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of February, 2009.

AFFINITY GOLD CORP. (Registrant)

By: /s/ Antonio Rotundo
Antonio Rotundo
President, CEO, CFO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Antonio Rotundo	President, CEO, CFO and Director	February 12, 2009
Antonio Rotundo

/s/ Corey Sandberg	Secretary, Treasurer and Director	February 12, 2009
Corey Sandberg