Form 10-K
period 2009-03-31
AFFINITY GOLD CORP.
filed 2009-07-10
CIK 1397970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                                            to

Commission File Number:            333-142890.

AFFINITY GOLD CORP.
(Exact name of registrant as specified in its charter)

Nevada	26-4152475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7950 Main Street, Suite 217	55369
Maple Grove, MN	(Zip Code)
(Address of principal executive offices)

763-424-4754 (Registrant’s telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act:  None

Securities registered under Section 12 (g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes           ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes           ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes           ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes           ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☒ Yes           ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  29,700,000 shares (post forward stock split) X $0.00 = $0.00

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes           ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

65,545,875 shares of common stock as of July 1, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Table of Contents

ii

USE OF NAMES

In this annual report, the terms “Affinity”, “Company”, “we”, or “our”, unless the context otherwise requires, mean Affinity Gold Corp. and its subsidiaries, if any.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and other reports that we file with the SEC contain statements that are considered forward-looking statements.  Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events.  All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions.  These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements.  Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements.  The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs.  The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

•	dependence on key personnel;
•	competitive factors;
•	the operation of our business; and
•	general economic conditions in the United States and Latin America.

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report.

iii

PART I

ITEM 1. BUSINESS

Year of Organization and Corporate History

We were incorporated as “Syncfeed Inc.” in the State of Nevada on March 27, 2007.  Effective February 10, 2009, with the State of Nevada, we completed a merger with our wholly-owned subsidiary, Affinity Gold Corp.  As a result, we changed our name from “Syncfeed Inc.” to “Affinity Gold Corp.” to better reflect the intended direction and business of our Company.

Also effective February 10, 2009, with the State of Nevada, we effected a thirty (30) for one (1) forward stock split of our authorized, issued and outstanding common stock (the “Common Stock”).  As a result, our authorized capital increased from 90,000,000 shares of Common Stock with a par value of $0.001 to 2,700,000,000 shares of Common Stock with a par value of $0.001.  Our issued and outstanding share capital increased from 2,150,000 shares of Common Stock to 64,500,000 shares of Common Stock.

The name change and forward stock split took effect on the market at the open of business on February 13, 2009.

Our Business

We were previously engaged in the business of developing, manufacturing, and selling commercial feed for commercially raised and harvested Chinese Mitten-handed Crabs.  Following a change in control of our Company on January 9, 2009, and subsequent merger with our subsidiary Affinity Gold Corp. and forward stock split effective February 10, 2009, the Company changed its focus to mineral exploration concentrating on gold exploration in Peru and Latin America.

On March 2, 2009, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with AMR Project Peru, S.A.C. (“AMR”), a Peruvian corporation.  Pursuant to the Asset Purchase Agreement, we agreed to pay US$200,000 and to issue 12,000,000 shares of our Common Stock to AMR as consideration for the acquisition of the mining concession title named the “AMR Project”.  The AMR Project covers 500 hectares represented by the physical mining concession Certificate No. 7996-2006-INACC-UADA granted to AMR by the Republic of Peru, National Institute of Concessions and Mining Cadastre on December 11, 2006, and includes all improvements, structures and equipment on and used by AMR on such mining concession rights (collectively, the “Mining Concession Rights”).  The Mining Concession Rights are located in the Inambari River Basin of Puno, Peru.  See “Item 2 – Properties” below for a further description of the AMR Project.  The foregoing description of the Asset Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the Asset Purchase Agreement, which was attached as Exhibit 10.1 to the Form 8-K filed on March 11, 2009, which is incorporated herein by reference.

The closing of the Asset Purchase Agreement was to occur by April 30, 2009, or on such earlier or later date as the parties agreed to in advance in writing.

However, on April 30, 2009, we entered into an Amendment Agreement (the “Amendment Agreement”) with AMR, whereby the parties have decided to amend the arrangement by changing the structure of the arrangement from an asset purchase agreement to a share exchange agreement resulting in AMR becoming our wholly owned subsidiary upon closing of the share exchange agreement.  In addition, under the Amendment Agreement, the parties agreed to terminate the Asset Purchase Agreement so it will no longer have any force and effect.  The foregoing description of the Amendment Agreement does not purport to be complete and is qualified in its entirety by reference to the Amendment Agreement, which was attached as Exhibit 10.1 to the Form 8-K filed on May 7, 2009, and which is incorporated herein by reference.

On May 8, 2009, we entered into a share exchange agreement (the “Share Exchange Agreement”) with AMR and all the shareholders of AMR, whereby we agreed to acquire 99.99% of the issued and outstanding shares in the capital of AMR in exchange for the issuance of 12,000,000 shares of our Common Stock in aggregate to the shareholders of AMR on a pro rata basis in accordance with each AMR shareholders’ percentage of ownership in AMR.

The closing of the Share Exchange Agreement was to be held on June 15, 2009 with the latest closing date being June 30, 2009, or on such earlier or later closing date as may be agreed to in advance and in writing by each of the parties to the Share Exchange Agreement, with any extension of the closing date being a maximum of 14 days per extension.  The foregoing description of the Share Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the Share Exchange Agreement, which was attached as Exhibit 10.1 to the Form 8-K filed on May 13, 2009, and which is incorporated herein by reference.

Mr. Antonio Rotundo, who is the President, CEO, CFO and a director of the Company is also a major shareholder of AMR along with his father, Mario Rotundo who is the other major shareholder of AMR.

Since the closing of the Share Exchange Agreement was not going to occur on or before June 30, 2009, we entered into an Extension Agreement with ARM, Antonio Rotundo and Mario Rotundo, whereby the closing date has been extended to close on or before July 14, 2009.  The foregoing description of the Extension Agreement does not purport to be complete and is qualified in its entirety by reference to the Extension Agreement, which is attached hereto as Exhibit 10.6.

We are an exploration stage corporation.  An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage.  We intend to focus our exploration activities on mineral properties in Peru and other regions, which may result in the acquisition of other entities that own certain mineral rights or licenses.

There is no assurance that commercially viable mineral deposits will be found on any properties we acquire.

Principal Products

At this time we do not have any product for sale as we do not own any interests in any mineral properties and are in the beginning stages of our exploration for such properties.

Competition

In identifying and acquiring mineral resource properties, we compete with many companies possessing greater financial resources and technical facilities.  Competition could adversely affect our ability to acquire suitable prospects for exploration in the future.

Licenses

Any development and exploration activities in Peru require permits from various government authorities, and are subject to federal, state and local laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health and safety, mine safety and other matters.  Such laws and regulations are subject to change, can become more stringent and compliance can therefore become more costly.

Upon acquiring AMR, we cannot guarantee that we will be able to maintain or obtain all necessary licenses and permits that may be required to explore and develop any mineral properties acquired, commence construction, or commence operation of mining facilities.

Environmental Laws

Environmental legislation will affect nearly all aspects of our intended operations.  Compliance with environmental legislation can require significant expenditures and failure to comply with environmental legislation may result in the imposition of fines and penalties, clean up costs arising out of contaminated properties, damages and the loss of important permits.

Environmental laws and regulations are evolving in all jurisdictions.  We are not able to determine the specific impact that future changes in environmental laws and regulations may have on our intended operations and activities, and its resulting financial position; however, we anticipate that capital expenditures and operating expenses may increase in the future as a result of the implementation of new and increasingly stringent environmental regulation.  Further changes in environmental laws, new information on existing environmental conditions or other events, including legal proceedings based upon such conditions or an inability to obtain necessary permits could require increased financial reserves or compliance expenditures or otherwise have a material adverse effect on us.

Employees

At present, we have no full-time employees.  Mr. Antonio Rotundo, our President, CEO, CFO and a director of the Company, will devote 100% of his time or 40 hours per week to our operations.  Mr. Corey J. Sandberg, our current Secretary, Treasurer and a director of Company, will devote 100% of his time or 40 hours per week to our operations.

Material Agreements

See “Our Business” above for a description of the Share Exchange Agreement with AMR and the shareholders of AMR.

Loan to AMR

Effective January 21, 2009, we agreed to loan up to $400,000 to AMR, which is a related party, to be used to purchase equipment and supplies to conduct exploration and for other related expenses on the mining concession named “AMR Project”.  We intend to acquire AMR as a wholly owned subsidiary, in which case, the loan will become an intercompany loan and be dealt with as the board of directors determine.  The loan is non-interest bearing and is due on April 30, 2010.  As of March 31, 2009 the amount of the loan was $236,000.

Transfer Agent

We have engaged Nevada Agency and Trust Company as our stock transfer agent.  Nevada Agency and Trust Company is located at 50 West Liberty Street, Reno, Nevada 89501.

Available Information

The Company’s website is www.affinitygold.com, where information about the Company may be reviewed and obtained.  In addition, the Company’s filings with the Securities and Exchange Commission (“SEC”) may be accessed at the internet address of the SEC, which is http://www.sec.gov.  Also, the public may read and copy any materials that the Company files with at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580 Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this Item.

ITEM 2. PROPERTIES

We maintain our corporate offices at 7950 Main Street, Suite #217, Maple Grove, Minnesota 55369.  The Company has entered into the Share Exchange Agreement with the AMR and the shareholders of AMR to acquire the AMR Project.  See “Our Business” above for a description of the Share Exchange Agreement.

The AMR Project

Overview

In late 2005, AMR successfully negotiated and signed an agreement allowing exploration and development activities to commence on 500 hectares of previously unexplored land located in Puno, Peru.  After making the necessary submissions to the Peruvian Energy and Mining Sector National Institute of Concessions and Mining Cadastre in 2007, AMR initiated the first exploration ever done on this property. Based on initial site assessments, geologic sampling, testing and assay lab results obtained to date, all indications are that the property contains high levels of coarse and fine gold mineralization.  However, a geological report in accordance with Industry Guide 7 or Canadian securities National Instrument 43-101 has not been completed in order to determine if the mineralization is economically viable for development and production.

History

Prior to AMR’s acquisition of mining concession rights for the property there had not been geological sampling performed to measure for the viability of mining development and production.  Since acquisition of the mining rights, AMR has performed due diligence on the property including an initial geological study performed by Dr. Estanislao de la Cruz C., a Geological Engineer and Professor at University of Lima, Peru.  The initial findings contained in Dr. de la Cruz’ report, which include site assessments, geologic sampling, multi-element testing and assay lab results, all indicate a strong presence of gold mineralization.  The foregoing description of Dr. Estanislao de la Cruz C.’s report does not purport to be complete and is qualified in its entirety by a translated copy of the geological report which was attached as Exhibit 10.2 to the Form 8-K dated March 2, 2009, and filed on March 11, 2009, which is incorporated herein by reference.

Geology and Mineralization

The deposits of gold-bearing gravels in the Inambari system are the result of the deposit of detritus from the geologic layer of the east branch of the Eastern Andes, and they come from the highest parts of these mountains.  Because of its flow volume, the Inambari River is considered among the most important rivers of the Peruvian jungle.  Recent geological studies performed at the end of the nineteenth and twentieth centuries by the Corps of Mining Engineers of Peru, now named the Institute of Mining Engineers of Peru, demonstrate the presence of precious ores with gold near the top of the list.

Sampling Method

Employing a method known as the “Points” method, there were a total of 44 test wells dug from which samples were drawn.  The wells dug measured 2m x 2m x 3m.  It was in this manner in which results obtained yielded average grades of 2.1g/m3.  Actual grades ranged from 0.1g/m3 to 12.0g/m3.  It should be noted the lab’s results indicated an array of precious metals including platinum, titanium, chromium and tungsten.  Mineralization estimates have not been amply substantiated.  We anticipate with additional funding that we will be able to conduct more thorough sampling and testing in order to prepare a formal geological report on the AMR project to substantiate AMR’s findings.

Accessibility and Infrastructure

The property is located in the Inambari River Basin on the flat plains region at an altitude greater than 1500’ and accessible by land and air.  By land, the property is accessible in an 8 hour drive from Cuzco, Urcos, Quincemil and San Lorenzo; or a 10 hour trek from Juliaca, Azangaro and San Gaban.  The property is also accessible by helicopter with only a 1 hour flight from Lima.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding.  We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “AFYG”.  Our Common Stock commenced trading under this symbol on February 13, 2009, and previously traded under the symbol “SYFD” from the initial listing date until February 13, 2009, without any trading or volume.

The following historical quotations obtained from online sources reflects the high and low bids for our Common Stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Quarter Ended	High ($)	Low ($)
March 31, 2009	3.80	2.95
December 31, 2008	N/A	N/A
September 30, 2008	N/A	N/A
June 30, 2008	N/A	N/A
March 31, 2008	N/A	N/A
December 31, 2007	N/A	N/A
September 30, 2007	N/A	N/A
June 30, 2007	N/A	N/A
March 31, 2007	N/A	N/A

As of March 31, 2009, our Common Stock closed at a price of $3.20.

Holders

As of July 1, 2009, there are 65,545,875 shares of our Common Stock issued and outstanding held by 49 shareholders of record.

Dividend Policy

We have never paid any cash dividends and have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our Board of Directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences and the restrictions that applicable laws and other arrangements then impose.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of the end of the fiscal year ended March 31, 2009, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security holders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders(1)	2,200,000	$0.60	2,800,000
Total	2,200,000		2,800,000

Notes:
(1)	The Company’s Board of Directors adopted a stock option plan on February 11, 2009. See below for details of this plan.

On February 11, 2009, our Board of Directors unanimously approved and adopted a stock option and incentive plan (the “Stock Option Plan”). The purpose of the Stock Option Plan is to advance our interests and our shareholders’ interests by affording our key personnel an opportunity for investment in the Company and the incentive advantages inherent in stock ownership in the Company. Pursuant to the provisions of the Stock Option Plan, stock options, stock awards, cash awards or other incentives (the “Stock Options and Incentives”) will be granted only to our key personnel, generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts we may rely including any director, officer, employee, consultant or advisor of the Company.

The Stock Option Plan is to be administered by our Board of Directors, which shall determine:

(i)	the persons to be granted Stock Options and Incentives;
(ii)	the fair market value of our shares;
(iii)	the exercise price per share of options to be granted;
(iv)	the number of shares to be represented by each option or incentive award;
(v)	the time or times at which options and incentive awards shall be granted;
(vi)	the interpretation of the Stock Option Plan;
(vii)	whether to prescribe, amend and rescind rules and regulations relating to the Stock Option Plan;
(viii)	the term and provisions or each option and incentive award granted (which need not be identical) and, with the consent of the grantee thereof, modify or amend such option or incentive award;
(ix)	whether to accelerate or defer (with the consent of the grantee) of the exercise date of any option or incentive award;
(x)	the person to execute on our behalf any instrument required to effectuate the grant of an option or incentive award previously granted by the Board;
(xi)	whether to accept or reject the election made by a grantee pursuant to Section 7.5 of the Stock Option Plan; and
(xii)	all other determinations deemed necessary or advisable for the administration of the Stock Option Plan.

The Stock Option Plan provides authorization to the Board of Directors to grant Stock Options and Incentives to a total number of shares of our Common Stock, not to exceed five million (5,000,000) shares of our Common Stock as at the date of adoption by the Board of Directors of the Stock Option Plan.

In the event an optionee who is a director, officer, employee (employee also encompasses consultants and advisors where such is appropriate or where such is intended by the Board or by a particular grant under the Stock Option Plan) (each an “Employee”) of the Company has his employment terminated by us, except if such termination is voluntary or occurs due to retirement with the consent of the Board or due to death or disability, then the option, to the extent not exercised, shall terminate on the date on which the Employee’s employment by the Company is terminated. If an Employee’s termination is voluntary or occurs due to retirement with the consent of the Board, then the Employee may after the date such Employee ceases to be an Employee of the Company, exercise his option at any time within three (3) months after the date he ceases to be an Employee of the Company, but only to the extent that he was entitled to exercise it on the date of such termination. To the extent that the Employee was not entitled to exercise the Option at the date of such termination, or if he does not exercise such option (which he was entitled to exercise) within the time specified herein, the option shall terminate. In no event may the period of exercise in the case of incentive options extend more than three (3) months beyond termination of employment.

In the event an Employee is unable to continue his employment with us as a result of his permanent and total disability (as defined in Section 22(e)(3) of the Internal Revenue Code), he may exercise his option at any time within six (6) months from the date of termination, but only to the extent he was entitled to exercise it at the date of such termination. To the extent that he was not entitled to exercise the option at the date of termination, or if he does not exercise such option (which he was entitled to exercise) within the time specified herein, the option shall terminate. In no event may the period of exercise in the case of an incentive option extend more than six (6) months beyond the date the Employee is unable to continue employment due to such disability.

In the event an optionee dies during the term of the option and is at the time of his death an Employee who shall have been in continuous status as an Employee since the date of grant of the option, the option may be exercised at any time within six (6) months following the date of death by the optionee’s estate or by a person who acquired the right to exercise the option by bequest or inheritance, but only to the extent that an optionee was entitled to exercise the option on the date of death, or if the optionee’s estate, or person who acquired the right to exercise the option by bequest or inheritance, does not exercise such option (which he was entitled to exercise) within the time specified herein, the option shall terminate. In no event may the period of exercise in the case of an incentive option extend more than six (6) months beyond the date of the Employee’s death.

Except to the extent otherwise expressly provided in an award, the right to acquire shares or other assets under the Stock Option Plan may not be assigned, encumbered or otherwise transferred by an optionee and any attempt by an optionee to do so will be null and void. However Stock Options and Incentives granted under this Stock Option Plan may be transferred by an optionee by will or the laws of descent and distribution or pursuant to a qualified domestic relations order as defined by the Internal Revenue Code or Title I of the Employee Retirement Income Security Act, as amended, or the rules thereunder. Unless assigned in accordance with the terms of an award, options and other awards granted under this Stock Option Plan may not be exercised during an optionee’s lifetime except by the optionee or, in the event of the optionee’s legal incapacity, by his guardian or legal representative acting in a fiduciary capacity on behalf of the optionee under state law and court supervision.

Recent Sales of Unregistered Securities

On March 5, 2009, we issued 760,815 shares of our Common Stock to 11 individuals due to the closing of our private placement at $0.40 per share for total gross proceeds of $304,326. We believe that two of the issuances are exempt from registration under Regulation D Rule 506 and/or Section 4(2) of the Securities Act. We believe that the remaining issuances are exempt from registration under Regulation S promulgated under the Securities Act as the securities were issued to the individuals through offshore transactions which were negotiated and consummated outside of the United States.

On April 30, 2009, we issued 285,060 shares of our Common Stock to 2 individuals due to the closing of our private placement at $0.50 per share for total gross proceeds of $142,530. We believe that the two issuances are exempt from registration under Regulation S promulgated under the Securities Act as the securities were issued to the individuals through offshore transactions which were negotiated and consummated outside of the United States.

On May 27, 2009, we received gross proceeds of $45,240 from one investor for the subscription of 60,320 (post forward stock split) shares of our Common Stock at a price of $0.75 per share. When issued, we believe that the issuances will be exempt from registration under Regulation S promulgated under the Securities Act as the securities were will be issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

On June 23, 2009, we received gross proceeds of $100,000 from one investor for the subscription of 100,000 (post forward stock split) shares of our Common Stock at a price of $1.00 per share. When issued, we believe that the issuances will be exempt from registration under Regulation S promulgated under the Securities Act as the securities were will be issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

Purchase of Equity Securities by the Company and Affiliated Purchasers

Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following plan of operation together with our financial statements and related notes appearing elsewhere in this annual report. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Overview

Affinity Gold Corporation is a junior mining company engaged in the exploration, acquisition and development of small and medium sized mining concessions located within Latin America.

Our core strategy is to acquire and develop high-grade low-cost gold properties, conducive to alluvial and open pit mining operations, either through direct acquisition, joint ventures or partnerships. Pursuant to the Share Exchange Agreement, we may acquire a 99.99% interest in the AMR Project located in southeastern Peru east of the Andean Mountains and situated in the Inambari River Basin. See “Item 1. Business – Our Business” for details of the Share Exchange Agreement and “Item 2. Properties – The AMR Project” for details of the AMR Project.

Plan of Operations

Our overall strategy is to target the exploration and acquisition of small and medium sized mining concessions that allow for economically viable development and production with minimal net environmental impact when employing industry best practices. In addition to direct acquisitions, we plan to compliment our growth through strategic joint ventures and partnerships where and when appropriate.

We are targeting small and medium-sized mining concessions for the following reasons:

1.	the projects become revenue-producing within a relatively short period of time;

2.	overall startup costs are less of a burden;

3.	once started, these projects can quickly self-fund future development;

4.	environmental impacts can be managed and minimized; and

5.	community relations and support tend to be easier to build and maintain.

Our exploration target is to find mineral bodies containing gold. Our success depends upon finding mineralized material. This will require a determination by a geological consultant as to whether any of our mineral properties intended to be acquired contains reserves. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of minerals to justify removal.

We continue to identify strategic acquisitions of additional concession rights within the area of the AMR Project to ensure progress towards achieving future growth objectives.

Objectives

We have the following objectives:

1.	to successfully develop the AMR Project in Peru with initial operations commencing in the 3rd quarter of 2009;

2.	to become a 25,000 ounce per year gold producer within the next two years;

3.	to build a significant proven gold reserve base through acquisitions, joint ventures and partnerships; and

4.	to become a dominant holder of mining concessions in Peru for small and medium size projects containing alluvial gold reserves.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of any properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we will conduct research and exploration of any properties we acquire before we start production of any minerals we may find. If we don't find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and our investors will lose their investment.

Liquidity and Capital Resources

Our registered independent auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we locate mineral deposits and begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on any properties we acquire. Our only other source for cash at this time is investments by others in the Company. We must raise cash to implement our project and stay in business.

We may not have enough money to complete our planned exploration of the AMR Project in Peru, or any newly acquired properties. If it turns out that we have not raised enough money to complete our anticipated exploration programs, we will try to raise additional funds from private placements or loans. At the present time, we are in the process of attempting to raise additional money through a private placement and there is no assurance that we will raise additional money in the future or that future financings will be available to us on acceptable terms. If we require additional money and are unable to raise it, we will have to suspend or cease operations. Equity financing could result in additional dilution to existing shareholders.

On March 5, 2009, we issued 760,815 (post forward stock split) shares of our Common Stock to 11 individuals due to the closing of our private placement at $0.40 per share for total gross proceeds of $304,326.

On April 30, 2009, we issued 285,060 (post forward stock split) shares of our Common Stock to 2 individuals due to the closing of our private placement at $0.50 per share for total gross proceeds of $142,530.

On May 27, 2009, we received gross proceeds of $45,240 from one investor for the subscription of 60,320 (post forward stock split) shares of our Common Stock at a price of $0.75 per share.

On June 23, 2009, we received gross proceeds of $100,000 from one investor for the subscription of 100,000 (post forward stock split) shares of our Common Stock at a price of $1.00 per share.

Results of Operations

As of March 31, 2009, our total assets were $264,444; our total liabilities were $23,079; and, we had cash resources of $28,444.

Net Loss. We have incurred net losses for the period from inception to March 31, 2009, of $1,249,961. $1,144,000 of the net loss amount of $1,249,961 was attributable to stock-based compensation expense. This condition raises substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent on our ability to meet our obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Net Operating Losses. As of March 31, 2009, we had a net operating loss carry forward of approximately $1,262,555 which will expire beginning in the year 2027.

Revenues. We have not generated any revenues to date from our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AFFINITY GOLD CORP.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

March 31, 2009

AFFINITY GOLD CORP.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

March 31, 2009

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of March 31, 2009 and 2008	F-2

Statements of Operations for the Years Ended
March 31, 2009 and 2009 and for the Period from
March 27, 2007 (Inception) to March 31, 2009	F-3

Statement of Stockholders’ Equity (Deficit) as of
March 31, 2009	F-4

Statements of Cash Flows for the Years Ended
March 31, 2009 and 2009 and for the Period from
March 27, 2007 (Inception) to March 31, 2009	F-5

Notes to Financial Statements	F-6 – F-11

 Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors
Affinity Gold Corp.
Maple Grove, MN

We have audited the accompanying balance sheets of Affinity Gold Corp., a Nevada Corporation, as of March 31, 2009 and 2008 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the period from March 27, 2007 (Inception) to March 31, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affinity Gold Corp., as of March 31, 2009 and 2008 and the results of its operations and cash flows for the years then ended and the period from March 27, 2007 (Inception) to March 31, 2009, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Affinity Gold Corp. will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has incurred losses from operations, and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 7. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC
Maddox Ungar Silberstein, PLLC

Bingham Farms, Michigan
June 5, 2009

AFFINITY GOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of March 31, 2009 and 2008

	2009	2008
ASSETS
Current Assets
Cash and equivalents	$28,444	$0
Note receivable – related party	236,000	0

TOTAL ASSETS	$264,444	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued expenses	$21,489	$7,091
Credit card payable	1,590	0
Total Liabilities	23,079	7,091

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 2,700,000,000 shares authorized, 65,260,815 shares issued and outstanding (90,000,000 authorized; 2,150,000 outstanding – 2008)	65,261	2,150
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	0	0
Additional paid-in capital	1,426,065	40,850
Deficit accumulated during the development stage	(1,249,961)	(50,091)
Total stockholders’ equity (deficit)	241,365	(7,091)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$264,444	$0

See accompanying notes to financial statements.

AFFINITY GOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2009 and 2008
Period from March 27, 2007 (Inception) to March 31, 2009

	Year ended March 31, 2009	Year ended March 31, 2008	Period from March 27, 2007 (Inception) to March 31, 2009

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	61,830	45,586	111,921
General and administrative	4,689	0	4,689
Consulting	1,945	0	1,945
Stock-based compensation expense	1,144,000	0	1,144,000
TOTAL OPERATING EXPENSES	1,212,464	45,586	1,262,555

NET LOSS FROM OPERATIONS	(1,212,464)	(45,586)	(1,262,555)

OTHER INCOME (EXPENSE)	12,594	0	12,594

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,199,870)	(45,586)	(1,249,961)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(1,199,870)	$(45,586)	$(1,249,961)

NET LOSS PER SHARE:
Basic and diluted	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic and diluted	64,617,853	64,500,000

See accompanying notes to financial statements.

AFFINITY GOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
Period from March 27, 2007 (Inception) to March 31, 2009

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total
	Shares	Amount
Issuance of common stock for cash @ $.001	2,150,000	$2,150	$40,850	$-	$43,000

Net loss for the year ended March 31, 2007	-	-	-	(4,505)	(4,505)

Balance, March 31, 2007	2,150,000	2,150	40,850	(4,505)	38,495

Net loss for the year ended March 31, 2008	-	-	-	(45,586)	(45,586)

Balance March 31, 2008	2,150,000	2,150	40,850	(50,091)	(7,091)

Stock split, January 21, 2009	62,350,000	40,850	(40,850)	-	0

Issuance of stock in private placement	760,815	761	303,565	-	304,326

Adjustment for par value	-	21,500	(21,500)	-	0

Stock-based compensation	-	-	1,144,000	-	1,144,000

Net loss for the year ended March 31, 2009	-	-	-	(1,199,870)	(55,870)

Balance, March 31, 2009	65,260,815	$65,261	$1,426,065	$(1,249,961)	$241,365

See accompanying notes to financial statements.

AFFINITY GOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2009 and 2008
Period from March 27, 2007 (Inception) to March 31, 2009

	Year ended March 31, 2009	Year ended March 31, 2008	Period from March 27, 2007 (Inception) to March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,199,870)	$(45,586)	$(1,249,961)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Stock-based compensation	1,144,000	0	1,144,000
Changes in Assets and Liabilities
Decrease in prepaid expenses	0	4,000	0
Increase in accrued expenses	14,398	6,586	21,489
Increase in credit card payable	1,590	0	1,590
CASH FLOWS USED BY OPERATING ACTIVITIES	(39,882)	(35,000)	(82,882)

CASH FLOWS USED IN INVESTING ACTIVITIES
Note receivable – related party	(236,000)	0	(236,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	304,326	0	347,326

NET INCREASE (DECREASE) IN CASH	28,444	(35,000)	28,444

Cash, beginning of period	0	35,000	0
Cash, end of period	$28,444	$0	$28,444

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

AFFINITY GOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business
Affinity Gold Corporation (“Affinity Gold Corp.”), is a development stage mineral exploration and development company engaged in the acquisition, exploration and development of gold mineralization properties internationally.  Affinity Gold Corp.’s current focus is gold exploration in Peru.

Affinity Gold Corp. was incorporated on January 14th, 2009 as a wholly-owned subsidiary of Syncfeed, Inc. On January 20th, 2009, Affinity Gold Corp. and Syncfeed, Inc. approved the merger between the two companies with Syncfeed, Inc. carrying on as the surviving company under the name Affinity Gold Corp.

On February 10th, 2009 Affinity Gold Corp. entered into a Leter of Intent to acquire the mining concession rights from AMR Project Peru, S.A.C. (“AMR”), a Peruvian corporation.  On March 2nd, 2009 the Company entered into an asset purchase agreement (“Asset Purchase Agreement”) with AMR to acquire the mining concession title named “AMR Project” covering 500 hectares and the physical mining concession certificate as evidenced by Certificate No. 7996-2006-INACC-UADA granted to AMR by the Republic of Peru, National Institute of Concessions and Mining Cadastre on December 11th, 2006.

Affinity Gold Corp. currently operates out of its head office in Maple Grove, Minnesota.

See Note 8.

Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).

Basis of Accounting
The financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.  Revenues are recognized as income when earned and expenses are recognized when they are incurred. The Company does not have significant categories of cost as its income is recurring with high margins. Expenses such as wages, consulting expenses, legal and professional fees, and rent are recorded when the expense is incurred.

AFFINITY GOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

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

Cash and Cash Equivalents
Affinity Gold Corp. considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At March 31, 2009 and 2008, the Company had $28,444 and $-0- of cash.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, loans to a related party, accrued expenses and credit card payables. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Basic loss per share
Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period. The weighted average shares outstanding have been cacluated assuming the stock split had occurred at the beginning of the March 31, 2008 fiscal year.

Recent Accounting Pronouncements
Affinity Gold Corp. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

AFFINITY GOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009

NOTE 2 – LOAN TO A RELATED PARTY

Effective January 21, 2009, the Company agreed to loan up to $400,000 to a related party, AMR Project Peru, S.A.C. to be used to purchase equipment and supplies to conduct exploration and  for other related expenses on the mining concession named “AMR Project”.  The Company intends to acquire AMR Project Peru, S.A.C. as a wholly owned subsidiary, in which case, the loan will become an intercompany loan and dealt with as the board of directors determine.  The loan is non-interest bearing and is due on April 30, 2010.  As of March 31, 2009 the amount of the loan was $236,000.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at March 31, 2009 and 2008 consisted of the following:

	2009	2008
Accrued legal fees	$13,125	$0
Accrued audit fees	6,500	7,091
Accrued stock transfer fees	1,864	0
Total Accrued Expenses	$21,489	$7,091

NOTE 4 – CAPITAL STOCK

On January 21, 2009, the Company filed a Certificate of Change to effect a forward stock split on a basis of 30 new shares for each one old share resulting in the authorized common shares going from 90,000,000 common shares to 2,700,000,000 common shares (the preferred shares were not affected and remain at 10,000,000 preferred shares) and the issued and outstanding common shares going from 2,150,000 to 64,500,000 shares.  The weighted average shares outstanding have been cacluated assuming the stock split had occurred at the beginning of the March 31, 2008 fiscal year.

Additionally, there was a private placement of 760,815 shares for total cash of $304,326 that took place during the year ended March 31, 2009.  There were 65,260,815 shares of common stock issued and outstanding at March 31, 2009.

AFFINITY GOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009

NOTE 5 – STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), "Share-Based Payment: (SFAS 123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) we accounted for stock option grant in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, recognized compensation expense for stock option grants using the intrinsic value method.

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). For all quarters after the first quarter of fiscal 2006, compensation costs recognized will include the compensation costs for all share-based payments granted based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

The fair value of each option granted for the year ended March 31, 2009 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 500%, risk-free interest rate of 1.85% and expected life of 60 months. The Company recognized expense of $1,144,000 on the 1,320,000 options issued and vested during the year ended March 31, 2009.

NOTE 6 – INCOME TAXES

For the period ended March 31, 2009, Affinity Gold Corp. has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $1,250,000 at March 31, 2009, and will expire beginning in the year 2027.  For income tax purposes, usage of the net operating losses incurred prior to the merger may be limited on an annual basis due to the change in control.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:
2009
Deferred tax asset attributable to:
Net operating loss carryover	$425,000
Valuation allowance	(425,000)
Net deferred tax asset	$-

AFFINITY GOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009

NOTE 7 – LIQUIDITY AND GOING CONCERN

Affinity Gold Corp. has incurred operating losses since inception, and has not yet received revenues from sales of products or services.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of Affinity Gold Corp. to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.  Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

NOTE 8 – SUBSEQUENT EVENTS

On February 10th, 2009 Affinity Gold Corp. entered into a Leter of Intent to acquire the mining concession rights from AMR Project Peru, S.A.C. (“AMR”), a Peruvian corporation, changing the business direction to mineral exploration concentrating on gold exploration in Peru.

On March 2nd, 2009 the Company entered into an asset purchase agreement (“Asset Purchase Agreement”) with AMR to acquire the mining concession title named “AMR Project” covering 500 hectares and the physical mining concession certificate as evidenced by Certificate No. 7996-2006-INACC-UADA granted to AMR by the Republic of Peru, National Institute of Concessions and Mining Cadastre on December 11th, 2006.

On April 30th, 2009 Affinity Gold Corp. and AMR entered into an amendment agreement (the “Amendment Agreement”) whereby the parties have decided to amend the arrangement by changing the structure of the arrangement from an asset purchase agreement to a share exchange agreement resulting in AMR becoming a wholly-owned subsidiary of the Company.  Under the Amendment Agreement, both parties agreed to terminate the Asset Purchase Agreement so as to be no longer in effect.

On May 8th, 2009, Affinity Gold Corp. entered into a Share Exchange Agreement (“Share Exchange Agreement”) with AMR, and all the shareholders of AMR, whereby the Company has agreed to acquire 99.99% of the issued and outstanding shares in the capital of AMR in exchange for 12,000,000 shares of the Company in aggregate to the shareholders of AMR on a pro rata basis in accordance with each AMR shareholder’s percentage of ownership in AMR.

AFFINITY GOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009

NOTE 8 – SUBSEQUENT EVENTS (CONTINUED)

On June 12, 2009, our Board of Directors unanimously adopted resolutions approving the amendment to the articles of incorporation to decrease the authorized common stock from 2,700,000,000 shares to 250,000,000 shares and recommended that the Shareholders approve the Amended Articles as set forth in the draft Certificate of Amendment to the Articles of Incorporation.  In connection with the adoption of these resolutions, the Board of Directors elected to seek the written consent of the holders of at least a majority of our outstanding shares in order to reduce associated costs and implement the proposals in a timely manner.

On June 12, 2009 (the “Record Date”), the Company had 65,545,875 shares of common stock issued and outstanding with the holders thereof being entitled to cast one vote per share.  Except for the shares of common stock, no other class of voting securities were outstanding as at the Record Date.  The written consent of shareholders of the Company holding at least 32,772,938 shares of Common Stock was necessary to approve the Amended Articles.  The approval of the majority shareholders holding in the aggregate 34,800,000 shares of common stock was obtained on June 19, 2009, by written consent.

On June 29, 2009, the parties to the Share Exchange Agreement entered into an Extension Agreement to extend the latest closing date 14 days until July 14, 2009.  If the agreement is not closed by that date, then the parties will need to enter into another Extension Agreement for another 14 day period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Maddox Ungar Silberstein, PLLC are our auditors. During the Company's two most recent fiscal years, there were no disagreements with our auditors which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope and procedure, which disagreements, if not resolved to the satisfaction of our auditors would have caused them to make reference to the subject matter of the disagreements in connection with their reports.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Annual Report of Management on Internal Control Over Financial Reporting

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

As of March 31, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2009.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management's report in this annual report.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fourth fiscal quarter of the period covered by this annual report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Effective January 21, 2009, we agreed to loan up to $400,000 to AMR, which is a related party, to be used to purchase equipment and supplies to conduct exploration and for other related expenses on the mining concession named “AMR Project”. We intend to acquire AMR as a wholly owned subsidiary, in which case, the loan would become an intercompany loan and be dealt with as the board of directors determine. The loan is non-interest bearing and is due on April 30, 2010. As of March 31, 2009 the amount of the loan was $236,000.

On June 12, 2009, our Board of Directors unanimously adopted resolutions approving the amendment to the articles of incorporation to decrease the authorized common stock from 2,700,000,000 shares to 250,000,000 shares and recommended that the shareholders approve the Amended Articles as set forth a draft Certificate of Amendment to the Articles of Incorporation. In connection with the adoption of these resolutions, the Board of Directors elected to seek the written consent of the holders of at least a majority of our outstanding shares in order to reduce associated costs and implement the proposals in a timely manner.

On June 12, 2009 (the “Record Date”), the Company had 65,545,875 shares of common stock issued and outstanding with the holders thereof being entitled to cast one vote per share. Except for the shares of common stock, no other class of voting securities were outstanding as at the Record Date. The written consent of shareholders of the Company holding at least 32,772,938 shares of Common Stock was necessary to approve the amendment to the articles of incorporation. The approval of the majority shareholders holding in the aggregate 34,800,000 shares of common stock was obtained on June 19, 2009, by written consent.

Since the closing of the Share Exchange Agreement was not going to occur on or before June 30, 2009, we entered into an Extension Agreement with ARM, Antonio Rotundo and Mario Rotundo, whereby the closing date has been extended to close on or before July 14, 2009.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table sets forth certain information regarding the members of our Board of Directors, executive officers and our significant employees as of March 31, 2009:

Name	Age	Positions and Offices Held
Antonio Rotundo(1)	44	President, CEO, CFO, and director (former Secretary and Treasurer )
Corey J. Sandberg(2)	35	Secretary, Treasurer and director
Paul F. Antoniazzi(3)	62	Director
Johnny Lian Tian Yong(4)	43	Director
Yin Cheng Kong(5)	38	Former President, CEO, CFO, Secretary, Treasurer and director
Wang Zhao(6)	33	Former director
Notes:
(1)
Mr. Antonio Rotundo was appointed the President, CEO, CFO, Secretary, Treasurer and a director of our Company on January 8, 2009. Mr. Rotundo resigned as our Secretary and Treasurer on February 3, 2009.

(2)	Mr. Corey J. Sandberg was appointed as a director of our Company on January 29, 2009, and was appointed as our Secretary and Treasurer on February 3, 2009.
(3)	Mr. Paul F. Antoniazzi was appointed as a director of our Company on January 29, 2009.
(4)	Mr. Johnny Lian Tian Yong was appointed as a director of our Company on March 4, 2009.
(5)	Mr. Yin Cheng Kong resigned as our President, CEO, CFO, Secretary and Treasurer on January 8, 2009 and resigned as a director of our Company on January 9, 2009.
(6)	Mr. Wang Zhao resigned as a director of our Company on January 9, 2009.

Family Relationships

There are no family relationships between any of the Company’s directors or executive officers.

Business Experience

Mr. Antonio Rotundo (age 44) is our President, CEO, CFO and a director of Company and was formerly our Secretary and Treasurer. Mr. Rotundo is a mining professional with over 10 years of diverse mining, operations and financial experience. From 2005 to present, Mr. Antonio Rotundo has been the general manager of AMR Project Peru S.A.C. in Lima, Peru, a mining company focusing on gold exploration in Peru. Mr. Rotundo is in charge of the day to day operations of AMR and is also closely involved in the purchasing of equipment, negotiating land contracts and mining concessions, supervising environmental studies, setting up camps and mining operations and all related financial functions of AMR. From 2004 to 2005, Mr. Rotundo was the operation and logistics manager for American Mining in Guyana where he was responsible for managing the operations of a diamond mine, ordering equipment and supplies, developing and managing relationships with customers and suppliers, developing, implementing and managing new accounting and financial system and staff and payroll. Mr. Rotundo was also an officer and director of Ram Gold & Exploration Inc. (Pink Sheets: RMGX) from March, 2008, to June, 2008, however, Mr. Rotundo resigned from all positions on June 27, 2008. Mr. Rotundo is not an officer or director of any other reporting issuer at this time.

Mr. Corey J. Sandberg (age 35) is our Secretary, Treasurer and a director of our Company. Mr. Sandberg has just under fifteen years of professional experience in both corporate and small business environments. From 2006, to present, Mr. Sandberg has been an independent consultant where he has lead business startups, organizational management and operational improvement initiatives, both strategic and tactical, for small public and private companies. Prior to becoming an independent consultant in 2006, Mr. Sandberg spent just under seven years at American Express Financial Advisors, a subsidiary of American Express, (later spun-off to become Ameriprise Financial, Inc.). While at American Express, Mr. Sandberg held both management and leadership positions in predominantly entrepreneurial environments receiving recognition for challenging the status quo, taking risks and successfully implementing new ideas that helped with cost savings and revenue generation. During the last few years before leaving American Express in late 2005, Mr. Sandberg served in Project Manager and Vendor Relationship Manager positions. In addition, Mr. Sandberg held the FINRA Series 63, 7 and 24 Securities Licenses as a requirement for the positions he held. Mr. Sandberg is a graduate of the University of Minnesota, Twin Cities with a Bachelor of Arts degree in Japanese Language & Culture. Mr. Sandberg is not an officer or director of any other reporting issuer at this time.

Mr. Paul F. Antoniazzi (age 62) is a director of our Company. Mr. Antoniazzi has been active in the mining industry since 1983. Since 2002, Mr. Antoniazzi has worked as an independent contractor as the President of Antoniazzi Consulting Ltd. specializing in environmental and mining projects including: contaminated soils clean up; asbestos clean up; surface drill projects; and mine decommissioning. Mr. Antoniazzi is currently on the board of directors of three Canadian listed mining companies: Opawica Explorations Inc. (TSX: OPW) (since December 2, 1996); International Kirkland Minerals Inc. (IKI-TSXV) (since November 19, 1997); and RT Minerals Corp. (C.RTM:CNSX) (since March 9, 2007).

Johnny Lian Tian Yong (age 43) is a director of our Company. Mr. Lian is currently the Chairman of JAS Singapore Group of Companies, a Singapore corporation, that has subsidiary and affiliate businesses spanning more than 13 countries covering medical and hospitality services, finance and investments, logistics, human resources and professional development, green technologies and information technology services. Mr. Lian has been the Chairman of JAS Singapore Group of Companies since October 1992. From October 2000 to present, Mr. Lian has been a director of JAS Medical Screening Centre Pte., Ltd., a Singapore corporation, which provides health services for the needy and medical screening for Chinese immigrants, foreign workers and foreign students coming into Singapore. From June, 1996, to present, Mr. Lian has been a director of JAS Employment Agency Pte., Ltd., a Singapore corporation, which facilitates the influx of foreign workers and immigrants applying for work and residence in Singapore. From June, 2004, to present, Mr. Lian has been a director of JAS Plastic Industries Pte., Ltd., a Singapore corporation, which is involved in recycling waste plastics from corporations around the world into useful products. From September, 2005, to present, Mr. Lian has been a director of JAS Marketing Pte., Ltd., a Singapore corporation, which provides business consulting concentrating on establishing trading ties with other companies, cooperation and consensus with fellow partners in the industry and identifying market threats and opportunities. From June, 2003, to present, Mr. Lian has been a director of JAS Technology Pte., Ltd., a Singapore corporation, which is in the business of remote video surveillance for world-wide locations through Wi-Fi and GPRS, as well as providing spare marine hardware for commercial and pleasure users of the sea. From January, 2007, to present, Mr. Lian has been a director of JASTROL Pte., Ltd., a Singapore corporation, which functions as a gold bullion broker, dealer and also as a goldsmith in Singapore.

Involvement in Certain Legal Proceedings

We are not aware of any material legal proceedings that have occurred within the past five years concerning any director, director nominee, or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and shareholders owning greater than ten percent of our shares are not required to comply with Section 16(a) of the Securities Exchange Act of 1934 because we do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934.

Code of Ethics

As of March 31, 2009, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

The Company intends to adopt an audit committee in the future.

Nomination Committee

At the present time, the Company does not have a nomination committee. The Company intends to adopt a nomination committee in the future.

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

ITEM 11. EXECUTIVE COMPENSATION

In this item, “Named Executive Officer” means:

(i)	all individuals serving as the Company’s principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level;

(ii)
the Company’s two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of the last completed fiscal year and whose total compensation exceeds $100,000; and

(iii)
up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (ii) but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year.

Summary Compensation Table

The following table contains disclosure of all plan and non-plan compensation awarded to, earned by, or paid to the Company’s Named Executive Officers by any person for all services rendered in all capacities to the Company and its subsidiaries during the Company’s fiscal years completed March 31, 2009, and 2008:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Antonio Rotundo(1) President, CEO, CFO & Director	2009	Nil	Nil	Nil	$520,000	Nil	Nil	Nil	$520,000
Yin Cheng Kong(2) Former President, CEO, CFO, Secretary, Treasurer & director	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Notes:
(1)
Mr. Antonio Rotundo was appointed the President, CEO, CFO, Secretary, Treasurer and a director of our Company on January 8, 2009. Mr. Rotundo resigned as our Secretary and Treasurer on February 3, 2009.

(2)	Mr. Yin Cheng Kong resigned as our President, CEO, CFO, Secretary and Treasurer on January 8, 2009 and resigned as a director of our Company on January 9, 2009.

Narrative Disclosure to the Summary Compensation Table

Other than the issuance of stock options pursuant to our Stock Option Plan, we do not pay any compensation to our Named Executive Officers at this time. However, we reserve the right to compensate our Named Executive Officers in the future with cash, stock, options, or some combination of the foregoing. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Securities Authorized for Issuance Under Equity Compensation Plans” for details of the Company’s Stock Option Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table contains disclosure concerning unexercised options; stock that has not vested; and equity incentive plan awards for each Named Executive Officer outstanding as of the end of the Company’s fiscal year ended March 31, 2009:

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Antonio Rotundo(1) President, CEO, CFO & Director	600,000	400,000	400,000	$0.60	Feb. 11, 2014	Nil	Nil	Nil	Nil
Yin Cheng Kong(2) Former President, CEO, CFO, Secretary, Treasurer & director	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Notes:
(1)
Mr. Antonio Rotundo was appointed the President, CEO, CFO, Secretary, Treasurer and a director of our Company on January 8, 2009. Mr. Rotundo resigned as our Secretary and Treasurer on February 3, 2009.

(2)	Mr. Yin Cheng Kong resigned as our President, CEO, CFO, Secretary and Treasurer on January 8, 2009 and resigned as a director of our Company on January 9, 2009.

See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Securities Authorized for Issuance Under Equity Compensation Plans” for details of the Company’s Stock Option Plan.

Retirement Benefits and Change of Control

Under the stock option agreements with each of Messrs. Antonio Rotundo, Corey Sandberg and Paul Antoniazzi, if there is a formal offer for the purchase of the issued and outstanding shares of the Company, then all of the stock options shall vest immediately.

Director Compensation

The following table discloses the compensation of the directors of the Company for the Company’s fiscal year ended March 31, 2009 (unless already disclosed above):

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Antonio Rotundo(1)	See Above.	See Above.	See Above.	See Above.	See Above.	See Above.	See Above.
Corey J. Sandberg(2)	Nil	Nil	$312,000	Nil	Nil	Nil	$312,000
Paul F. Antoniazzi(3)	Nil	Nil	$312,000	Nil	Nil	Nil	$312,000
Johnny Lian Tian Yong(4)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Yin Cheng Kong(5)	See Above.	See Above.	See Above.	See Above.	See Above.	See Above.	See Above.
Wang Zhao(6)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Notes:
(1)
Mr. Antonio Rotundo was appointed the President, CEO, CFO, Secretary, Treasurer and a director of our Company on January 8, 2009. Mr. Rotundo resigned as our Secretary and Treasurer on February 3, 2009.

(2)	Mr. Corey J. Sandberg was appointed as a director of our Company on January 29, 2009, and was appointed as our Secretary and Treasurer on February 3, 2009.
(3)	Mr. Paul F. Antoniazzi was appointed as a director of our Company on January 29, 2009.
(4)	Mr. Johnny Lian Tian Yong was appointed as a director of our Company on March 4, 2009.
(5)	Ms. Yin Cheng Kong resigned as our President, CEO, CFO, Secretary and Treasurer on January 8, 2009 and resigned as a director of our Company on January 9, 2009.
(6)	Mr. Wang Zhao resigned as a director of our Company on January 9, 2009.

Narrative Disclosure to the Director Compensation Table

On February 11, 2009, the Board of Directors adopted a stock option and incentive plan and granted in aggregate 2,200,000 stock options to the following current directors: Antonio Rotundo – 1,000,000; Corey Sandberg – 600,000; and Paul Antoniazzi – 600,000. The stock options have an exercise price of $0.60 per share and an expiry date of five years from the date of grant. The stock options have vesting provisions of 50% on the date of grant and 10% on the last day of each month thereafter.

Other than the issuance of stock options pursuant to our Stock Option Plan, we do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the foregoing. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Securities Authorized for Issuance Under Equity Compensation Plans” for details of the Company’s Stock Option Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of June 30, 2009 (the “Determination Date”), with respect to the Company’s directors, Named Executive Officers, and each person who is known by the Company to own beneficially, more than five percent (5%) of the Company’s Common Stock, and with respect to shares owned beneficially by all of the Company’s directors and executive officers as a group. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

As of the Determination Date, there are 65,545,875 (post forward stock split) shares of Common Stock issued and outstanding.

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership		Percent of Common Stock(1)
Antonio Rotundo	President, CEO, CFO, and director (former Secretary and Treasurer )	28,800,000 Direct	(2)	43.2%
Corey J. Sandberg	Secretary, Treasurer and director	1,600,000 Direct	(3)	2.4%
Paul F. Antoniazzi	Director	600,000 Direct	(4)	(*)
Johnny Lian Tian Yong	Director	6,000,000 Direct		9.1%
Directors and Officers as a group (4 persons)		37,000,000	(5)	54.6%
Notes:
(*)	Indicates less than 1%.
(1)
Beneficial ownership of Common Stock has been determined for this purpose in accordance with Rule 13d-3 under the Exchange Act, under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power with respect to such securities, has the right to acquire beneficial ownership within 60 days or acquires such securities with the purpose or effect of changing or influencing the control of the Company.

(2)
This figure includes 27,800,000 shares held directly by Antonio Rotundo and 900,000 stock options which have already vested and 100,000 stock options which will vest within 60 days of the Determination Date.

(3)
This figure includes 1,000,000 shares held directly by Corey Sandberg and 540,000 stock options which have already vested and 60,000 stock options which will vest within 60 days of the Determination Date.

(4)	This figure includes nil shares held directly by Paul Antoniazzi and 540,000 stock options which have already vested and 60,000 stock options which will vest within 60 days of the Determination Date.
(5)
This figure includes 34,800,000 shares owned directly by directors and executive officers as well as 1,980,000 stock options with have already vested and 220,000 stock options which will vest within 60 days of the Determination Date.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 5. Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Securities Authorized for Issuance Under Equity Compensation Plans” above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are no transactions, since the beginning of the Company’s fiscal year ended March 31, 2009, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000 or one percent of the average of the Company’s total assets at year end for the last two fiscal years, and in which any related person had or will have a direct or indirect material interest except as follows:

Mr. Antonio Rotundo, our President, CEO, CFO and a director of the Company is also a major shareholder and the subordinate general manager of AMR. Mr. Mario Rotundo, Mr. Antonio Rotundo’s father, is a major shareholder of AMR and the general manager of AMR. Mr. Antonio Rotundo owns 113,156 shares of AMR representing 72.4% of the issued and outstanding shares of AMR and 27,800,000 shares of our Common Stock representing 42.4% of the issued and outstanding shares of the Company. Mr. Mario Rotundo owns 43,094 shares of AMR representing 27.6% of the issued and outstanding number of shares of AMR. Accordingly, Mr. Antonio Rotundo had a material interest in the Asset Purchase Agreement and the Amendment Agreement and now has a material interest in the Share Exchange Agreement. The approximate dollar value of the amount involved in the Share Exchange Agreement based on the market price of $3.20 as at March 31, 2009, which may not be an accurate assessment of the fair value, is US$38,400,000 and the approximate dollar value of Mr. Antonio Rotundo’s interest in the Share Exchange Agreement is US$27,800,000.

In addition, effective January 21, 2009, we entered into a loan agreement with AMR whereby we agreed to loan up to $400,000 to AMR to be used to purchase equipment and supplies to conduct exploration and for other related expenses on the mining concession named “AMR Project”. The loan is non-interest bearing and is due on April 30, 2010 unless AMR becomes our wholly owned subsidiary, in which case the loan will become an inter-corporate loan. As of March 31, 2009 the amount of the loan was $236,000.

See “Item 1. Business – Our Business” above for details of the Asset Purchase Agreement, the Amendment Agreement, the Share Exchange Agreement and the Extension Agreement.

Director Independence

As of the date of this annual report, our Common Stock is traded on the OTC Bulletin Board (the “OTCBB”). The OTCBB does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence. However, under the definition of “Independent Director” as set forth in the NYSE AMEX Company Guide Section 8.03A, we currently have two of our four directors that would qualify as independent directors under the definition in the AMEX Company Guide.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table discloses the fees billed by our auditor in connection with the audit of our annual financial statements for the years ended March 31, 2009, and 2008.

Financial Statements for Year Ended March 31	Audit Fees(1)	Audit Related Fees(2)		Tax Fees(3)		All Other Fees(4)
2009	$9,000	$	Nil	$	Nil	$	Nil
2008	$10,000	$	Nil	$	Nil	$	Nil
Notes:
(1)
The aggregate fees billed for the fiscal year for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for that fiscal years.

(2)
The aggregate fees billed in the fiscal year for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in Note 1.

(3)	The aggregate fees billed in the fiscal year for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.
(4)	The aggregate fees billed in the fiscal year for the products and services provided by the principal accountant, other than the services reported in Notes (1), (2) and (3).

Audit Committee’s Pre-Approval Practice

Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

Exhibits

Exhibit No.	Description of Exhibit
3.1(1)	Articles of Incorporation, as amended.
3.2(1)	Bylaws, as amended.
3.3(2)	Articles of Merger filed with the Secretary of State of Nevada on January 21, 2009, and which was effective February 10, 2009.
3.4(2)	Certificate of Change filed with the Secretary of State of Nevada on January 12, 2009, and which was effective February 10, 2009.
10.1(3)	Asset Purchase Agreement between Affinity Gold Corp. and AMR Project Peru S.A.C., dated March 2, 2009.
10.2(3)	Geological Report prepared by Dr. Estanislao de la Cruz C., dated September 2007.
10.3(4)	Amendment Agreement between Affinity Gold Corp. and AMR Project Peru S.A.C., dated April 30, 2009.
10.4	Loan Agreement between Affinity Gold Corp. and AMR Project Peru S.A.C., dated effective January 21, 2009.
10.5(5)	Share Exchange Agreement between Affinity Gold Corp., AMR Project Peru S.A.C. and all the shareholders of AMR Project Peru S.A.C., dated May 8, 2009.
10.6	Extension Agreement between Affinity Gold Corp., AMR Project Peru S.A.C. and all the shareholders of AMR Project Peru S.A.C., dated June 29, 2009.
31.1	Certificate pursuant to Rule 13a-14(a)
31.2	Certificate pursuant to Rule 13a-14(a)
32.1	Certificate pursuant to 18 U.S.C. Section 1350
32.2	Certificate pursuant to 18 U.S.C. Section 1350
99.1	Sample Stock Option Agreement

Notes:
(1)	Previously filed on Form SB-2 with the SEC via EDGAR on May 11, 2007, and incorporated herein by reference.
(2)	Previously filed on Form 8-K with the SEC via EDGAR on February 17, 2009, and incorporated herein by reference.
(3)	Previously filed on Form 8-K with the SEC via EDGAR on March 11, 2009, and incorporated herein by reference.
(4)	Previously filed on Form 8-K with the SEC via EDGAR on May 7, 2009, and incorporated herein by reference.
(5)	Previously filed on Form 8-K with the SEC via EDGAR on May 13, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of July, 2009.

AFFINITY GOLD CORP. (Registrant)
By: /s/ Antonio Rotundo
Antonio Rotundo
President, CEO, CFO & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Antonio Rotundo	President, CEO, CFO & Director	July 9, 2009
Antonio Rotundo

/s/ Corey J. Sandberg	Secretary, Treasurer & Director	July 9, 2009
Corey J. Sandberg

/s/ Paul Antoniazzi	Director	July 9, 2009
Paul F. Antoniazzi

EXHIBIT INDEX

Exhibit #		Page#

10.4	Loan Agreement between Affinity Gold Corp. and AMR Project Peru S.A.C., dated effective January 21, 2009.	29
10.6	Extension Agreement between Affinity Gold Corp., AMR Project Peru S.A.C. and all the shareholders of AMR Project Peru S.A.C., dated June 29, 2009.	33
31.1	Certificate pursuant to Rule 13a-14(a).	36

31.2	Certificate pursuant to Rule 13a-14(a).	38

32.1	Certificate pursuant to 18 U.S.C. Section 1350.	40

32.2	Certificate pursuant to 18 U.S.C. Section 1350.	41

99.1	Sample Stock Option Agreement	42