Form 10-Q
period 2009-06-30
AFFINITY GOLD CORP.
filed 2009-08-13
CIK 1397970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from to ___________________ to ___________________

Commission File Number :            333-142890.

AFFINITY GOLD CORP.
(Exact name of registrant as specified in its charter)

Nevada	26-4152475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7950 Main Street, Suite 217 Maple Grove, MN	55369 (Zip Code)
(Address of principal executive offices)

763-424-4754
(Registrant’s telephone number, including area code)

N/A
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
☒ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
☐ Yes      ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  65,545,875 shares of common stock as of August 1, 2009.

USE OF NAMES

In this quarterly report, the terms “Affinity”, “Company”, “we”, or “our”, unless the context otherwise requires, mean Affinity Gold Corp. and its subsidiaries, if any.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements.  Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events.  All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions.  These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements.  Any or all of the forward-looking statements in this quarterly report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements.  The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs.  The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

•	dependence on key personnel;
•	competitive factors;
•	the operation of our business; and
•	general economic conditions in the United States and Latin America.

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this quarterly report.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2009, are not necessarily indicative of the results that can be expected for the full year.

AFFINITY GOLD CORP.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

June 30, 2009

AFFINITY GOLD CORP.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

June 30, 2009

Balance Sheets as of June 30, 2009 (unaudited) and March 31, 2009 (audited)	F-1

Statements of Operations for the three months ended June 30, 2009 and 2008 and for the period from March 27, 2007 (Inception) to June 30, 2009 (unaudited)	F-2

Statement of Stockholders’ Deficit as of June 30, 2009 (unaudited)	F-3

Statements of Cash Flows for the three months ended June 30, 2009 and 2008 and for the period from March 27, 2007 (Inception) to June 30, 2009 (unaudited)	F-4

Notes to Financial Statements	F-5 – F-11

 AFFINITY GOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of June 30, 2009 and March 31, 2009

	June 30, 2009 (unaudited)	March 31, 2009 (audited)
ASSETS
Current Assets
Cash and equivalents	$87,181	$28,444
Note receivable – related party	382,000	236,000
Deposits	2,500	0
Total Current Assets	471,681	264,444

Property and equipment, net	1,350	0

TOTAL ASSETS	$473,031	$264,444

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued expenses	$6,052	$21,489
Credit card payable	13,079	1,590
Total Liabilities	19,131	23,079

Stockholders’ Equity
Common Stock, $.001 par value, 2,700,000,000 shares authorized, 65,545,875 and 65,260,815 shares issued and outstanding, respectively	65,546	65,261
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	0	0
Additional paid-in capital	4,182,067	1,426,065
Deficit accumulated during the development stage	(3,793,713)	(1,249,961)
Total stockholders’ equity	453,900	241,365

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$473,031	$264,444

See accompanying notes to financial statements.

AFFINITY GOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended June 30, 2009 and 2008
Period from March 27, 2007 (Inception) to June 30, 2009

	Three months ended June 30, 2009 (unaudited)	Three months ended June 30, 2008 (unaudited)	Period from March 27, 2007 (Inception) to June 30, 2009 (unaudited)

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	30,971	2,000	142,892
General and administrative	22,772	0	27,461
Consulting	34,000	0	35,945
Stock-based compensation expense	2,456,016	0	3,600,016
TOTAL OPERATING EXPENSES	2,543,759	2,000	3,806,314

NET LOSS FROM OPERATIONS	(2,543,759)	(2,000)	(3,806,314)

OTHER INCOME	7	0	12,601

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(2,543,752)	(2,000)	(3,793,713)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(2,543,752)	$(2,000)	$(3,793,713)

NET LOSS PER SHARE:
Basic and diluted	$(0.04)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic and diluted	65,451,899	2,150,000

See accompanying notes to financial statements.

AFFINITY GOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
Period from March 27, 2007 (Inception) to June 30, 2009

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total
	Shares	Amount
Issuance of common stock for cash @ $.001	2,150,000	$2,150	$40,850	$-	$43,000

Net loss for the year ended March 31, 2007	-	-	-	(4,505)	(4,505)

Balance, March 31, 2007	2,150,000	2,150	40,850	(4,505)	38,495

Net loss for the year ended March 31, 2008	-	-	-	(45,586)	(45,586)

Balance March 31, 2008	2,150,000	2,150	40,850	(50,091)	(7,091)

Stock split, January 21, 2009	62,350,000	40,850	(40,850)	-	0

Issuance of stock in private placement	760,815	761	303,565	-	304,326

Adjustment for par value	-	21,500	(21,500)	-	0

Stock-based compensation	-	-	1,144,000	-	1,144,000

Net loss for the year ended March 31, 2009	-	-	-	(1,199,870)	(55,870)

Balance, March 31, 2009	65,260,815	65,261	1,426,065	(1,249,961)	241,365

Common stock issued for cash	285,060	285	299,986	-	300,271

Stock-based compensation	-	-	2,456,016		2,456,016

Net loss for the three months ended June 30, 2009	-	-	-	(2,543,752)	(2,543,752)

Balance, June 30, 2009	65,545,875	$65,546	$4,182,067	$(3,793,713)	$453,900

See accompanying notes to financial statements.

AFFINITY GOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended June 30, 2009 and 2008
Period from March 27, 2007 (Inception) to June 30, 2009

	Three Months Ended June 30, 2009 (Unaudited)	Three Months Ended June 30, 2008 (Unaudited)	Period from March 27, 2007 (Inception) to June 30, 2009 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,543,752)	$(2,000)	$(3,793,713)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Stock-based compensation	2,456,016	0	3,600,016
Changes in Assets and Liabilities
(Increase) in deposits	(2,500)		(2,500)
Increase (decrease) in accrued expenses	(15,437)	2,000	6,052
Increase in credit card payable	11,489	0	13,079
CASH FLOWS USED BY OPERATING ACTIVITIES	(94,184)	0	(177,066)

CASH FLOWS USED IN INVESTING ACTIVITIES
Note receivable – related party	(146,000)	0	(382,000)
Acquisition of property and equipment	(1,350)	0	(1,350)
CASH FLOWS USED BY INVESTING ACTIVITIES	(147,350)	0	(383,350)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	300,271	0	647,597

NET INCREASE IN CASH	58,737	0	87,181

Cash, beginning of period	28,444	0	0
Cash, end of period	$87,181	$0	$87,181

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

AFFINITY GOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2009

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

See Note 8.

Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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
June 30, 2009

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

Cash and Cash Equivalents
Affinity Gold Corp. considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At June 30, 2009 and 2008, the Company had $87,181 and $-0- of cash.

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

AFFINITY GOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2009

NOTE 2 – LOAN TO A RELATED PARTY

Effective January 21, 2009, the Company agreed to loan up to $400,000 to a related party, AMR Project Peru, S.A.C. to be used to purchase equipment and supplies to conduct exploration and  for other related expenses on the mining concession named “AMR Project”.  The Company intends to acquire AMR Project Peru, S.A.C. as a wholly owned subsidiary, in which case, the loan will become an intercompany loan and dealt with as the board of directors determine.  The loan is non-interest bearing and is due on April 30, 2010.  As of June 30, 2009 and March 31, 2009 the amount of the loan was $382,000 and $236,000, respectively.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2009	March 31, 2009
Accrued legal fees	$0	$13,125
Accrued audit fees	3,500	6,500
Accrued stock transfer fees	0	1,864
Accrued advertising fees	2,552	0
Total Accrued Expenses	$6,052	$21,489

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

During the three months ended June 30, 2009, there was a private placement of 285,060 shares for total cash of $300,271.  There were 65,545,875 shares of common stock issued and outstanding at June 30, 2009.

AFFINITY GOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2009

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

The fair value of each option granted for the period ended June 30, 2009 is estimated on the date of vesting using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility that varied each month and ranged between 99% and 140%, risk-free interest rate of 1.85% and expected life of 60 months. The Company recognized expense of $2,456,016 on the 660,000 options issued and vested during the period ended June 30, 2009.

AFFINITY GOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2009

NOTE 6 – INCOME TAXES

For the period ended June 30, 2009, Affinity Gold Corp. has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $3,800,000 at June 30, 2009, and will expire beginning in the year 2027.  For income tax purposes, usage of the net operating losses incurred prior to the merger may be limited on an annual basis due to the change in control.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:
2009
Deferred tax asset attributable to:
Net operating loss carryover	$1,292,000
Valuation allowance	(1,292,000)
Net deferred tax asset	$-

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

AFFINITY GOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2009

NOTE 8 – SUBSEQUENT EVENTS (CONTINUED)

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

On July 14, the parties to the Share Exchange Agreement entered into an Extension Agreement #2 to extend the latest closing date 14 days until July 28, 2009.

AFFINITY GOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2009

NOTE 8 – SUBSEQUENT EVENTS (CONTINUED)

On July 28, 2009, the parties to the Share Exchange Agreement entered into an Extension Agreement #3 to extend the latest closing date 14 days until August 11, 2009.  If the Share Exchange Agreement does not close on or before August 11, 2009, then we will enter into a fourth extension agreement to provide up to August 25, 2009 to close the Share Exchange Agreement.

On August 10, 2009, we issued 60,320 (post forward stock split) shares of our Common Stock to one individual due to the closing of our private placement at $0.75 per share for total gross proceeds of $45,240

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following plan of operation together with our financial statements and related notes appearing elsewhere in this quarterly report.  This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Overview

Affinity Gold Corp. is a junior mining company engaged in the exploration, acquisition and development of small and medium sized mining concessions located within Latin America. Our core strategy is to acquire and develop high-grade low-cost gold properties, conducive to alluvial and open pit mining operations, either through direct acquisition, joint ventures or partnerships.

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

Effective July 23, 2009, we amended our Articles of Incorporation by reducing our authorized capital of 2,700,000,000 shares of Common Stock with a par value of $0.001 per share and 10,000,000 shares of Preferred Stock with a par value of $0.001 per share to 250,000,000 shares of Common Stock with a par value of $0.001 per share and 10,000,000 shares of Preferred Stock with a par value of $0.001 per share.  The issued and outstanding shares were not affected as a result of the decrease in the authorized shares of Common Stock.

Our Business

We were previously engaged in the business of developing, manufacturing, and selling commercial feed for commercially raised and harvested Chinese Mitten-handed Crabs.  Following a change in control of our Company on January 9, 2009, and subsequent merger with our subsidiary Affinity Gold Corp. and forward stock split effective February 10, 2009, we changed our focus to mineral exploration concentrating on gold exploration in Peru and Latin America.

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

The closing of the Share Exchange Agreement was to be held on June 15, 2009, with the latest closing date being June 30, 2009, or on such earlier or later closing date as may be agreed to in advance and in writing by each of the parties to the Share Exchange Agreement, with any extension of the closing date being a maximum of 14 days per extension.  The foregoing description of the Share Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the Share Exchange Agreement, which was attached as Exhibit 10.1 to the Form 8-K filed on May 13, 2009, and which is incorporated herein by reference.

Mr. Antonio Rotundo, who is the President, CEO, CFO and a director of the Company is also a major shareholder of AMR along with his father, Mario Rotundo who is the other major shareholder of AMR.

Since the closing of the Share Exchange Agreement was to occur at the latest on June 30, 2009 and has not occurred yet, we have entered into Extension Agreement #1, dated June 29, 2009, Extension Agreement #2, dated July 14, 2009, and Extension Agreement #3, dated July 28, 2009 with AMR, Antonio Rotundo and Mario Rotundo, whereby the closing date has now been extended to close on or before August 11, 2009.  If the Share Exchange Agreement does not close on or before August 11, 2009, then we will enter into a fourth extension agreement to provide up to August 25, 2009 to close the Share Exchange Agreement.  Extension Agreement #2 and Extension Agreement #3 are attached hereto as exhibits 10.1 and 10.2.

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

We are targeting small and medium-sized mining concessions for the following reasons:

(1)	the projects become revenue-producing within a relatively short period of time;

(2)	overall startup costs are less of a burden;

(3)	once started, these projects can quickly self-fund future development;

(4)	environmental impacts can be managed and minimized; and

(5)	community relations and support tend to be easier to build and maintain.

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

Objectives

We have the following objectives:

(1)	to successfully develop the AMR Project in Peru with initial operations commencing in the 3rd quarter of 2009;

(2)	to become a 25,000 ounce per year gold producer within the next two years;

(3)	to build a significant proven gold reserve base through acquisitions, joint ventures and partnerships; and

(4)	to become a dominant holder of mining concessions in Peru for small and medium size projects containing alluvial gold reserves.

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

Liquidity and Capital Resources

Our independent registered auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we locate mineral deposits and begin removing and selling minerals.  There is no assurance we will ever reach this point.  Accordingly, we must raise cash from sources other than the sale of minerals found on any properties we acquire.  Our only other source for cash at this time is investments by others in the Company.  We must raise cash to implement our project and stay in business.

At June 30, 2009, we had working capital of $452,550, whereas at June 30, 2008, we had a working capital deficiency of $9,091.  Cash and cash equivalents from March 27, 2007 (inception) to June 30, 2009, have been insufficient to provide the working capital necessary to operate.  At June 30, 2009, our total assets consisted of cash of $87,181, notes receivable of $382,000 and deposits of $2,500 compared to assets with a value of $Nil at June 30, 2008.

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

On August 10, 2009, we issued 60,320 (post forward stock split) shares of our Common Stock to one individual due to the closing of our private placement at $0.75 per share for total gross proceeds of $45,240

On June 23, 2009, we received gross proceeds of $100,000 from one investor for the subscription of 100,000 (post forward stock split) shares of our Common Stock at a price of $1.00 per share.

Results of Operation

As of June 30, 2009, our total assets were $471,681 compared to $Nil as of June 30, 2008; our total liabilities were $19,131 compared to $9,091 as of June 30, 2008; and we had cash resources of $87,181 compared to $Nil as of June 30, 2008.

Net Loss.  Our net loss from March 27, 2007 (inception) to June 30, 2009 is $3,793,713.  Our net loss for the three month period ended June 30, 2009 is $2,543,752.  The principal components of our losses for the three month period ended June 30, 2009, included legal and professional expenses of $30,971 compared to $2,000 for the three months ended June 30, 2008, engineering services of $34,000 compared to $Nil for the three months ended June 30, 2008, general and administrative costs of $22,772 compared to $Nil for the three months ended June 30, 2008, and stock based compensation expenses of $2,456,016 compared to $Nil for the three months ended June 30, 2008.  $3,600,016 of our total net loss amount of $3,793,713 from inception to June 30, 2009 was attributable to stock-based compensation expense.  This condition raises substantial doubt about our ability to continue as a going concern.  Our continuation as a going concern is dependent on our ability to meet our obligations, to obtain additional financing as may be required and ultimately to attain profitability.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Net Operating Losses.  As of June 30, 2009, we had a net operating loss carry forward of approximately $3,800,000 which will expire beginning in the year 2027.

Revenues.  We have not generated any revenues to date from our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

As of June 30, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2009.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 10, 2009, we issued 60,320 shares of our Common Stock to 1 individual due to the closing of our private placement at $0.75 per share for total gross proceeds of $45,240.  We believe that the issuance is exempt from registration under Regulation S promulgated under the Securities Act as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

The funds received from the sale of our equity securities will be used for working capital and general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2009.  However, on June 12, 2009 our Board of Directors approved to submit to a limited number of our shareholders holding at least a majority of the voting power over the shares of our common stock the proposal to reduce our authorized shares of Common Stock from 2,700,000,000 to 250,000,000, which was approved by such shareholders by written consent resolution on June 19, 2009.

ITEM 5. OTHER INFORMATION

On August 10, 2009, we issued 60,320 shares of our Common Stock to 1 individual due to the closing of our private placement at $0.75 per share for total gross proceeds of $45,240.  We believe that the issuance is exempt from registration under Regulation S promulgated under the Securities Act as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

ITEM 6. EXHIBITS

(a)	Exhibit List

	10.1	Extension Agreement #2, dated July 14, 2009, among Affinity Gold Corp., AMR Project Peru S.A.C., Antonio Rotundo and Mario Rotundo
	10.2	Extension Agreement #3, dated July 28, 2009, among Affinity Gold Corp., AMR Project Peru S.A.C., Antonio Rotundo and Mario Rotundo
	31.1	Certificate pursuant to Rule 13a-14(a)
	31.2	Certificate pursuant to Rule 13a-14(a)
	32.1	Certificate pursuant to 18 U.S.C. §1350
	32.2	Certificate pursuant to 18 U.S.C. §1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINITY GOLD CORP. (Registrant)
Date: August 11, 2009	By: /s/ Antonio Rotundo
Antonio Rotundo
President, CEO, CFO and Director (Principal Executive Officer and Principal Financial Officer)