Form 10-Q
period 2009-09-30
AFFINITY GOLD CORP.
filed 2009-12-15
CIK 1397970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from to                                  to

Commission File Number :    333-142890.

AFFINITY GOLD CORP.
(Exact name of registrant as specified in its charter)

Nevada	26-4152475
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

7950 Main Street, Suite 217	55369
Maple Grove, MN	(Zip Code)
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
☐ Yes    ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  51,231,195 shares of common stock as of December 10, 2009.

USE OF NAMES

In this quarterly report, the terms “Affinity,” “Company,” “we,” or “our,” unless the context otherwise requires, mean Affinity Gold Corp. and its subsidiary.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements.  Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events.  All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions.  These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements.  Any or all of the forward-looking statements in this quarterly report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements.  The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs.  The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

•	dependence on key personnel;
•	competitive factors;
•	the operation of our business; and
•	general economic conditions in the United States, Peru and Latin America.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2009, are not necessarily indicative of the results that can be expected for the full year.

AFFINITY GOLD CORP. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

AFFINITY GOLD CORP. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (NOTE 2)
AS OF SEPTEMBER 30, 2009, MARCH 31, 2009
(Unaudited)

	September 30,	March 31,
	2009	2009
Current Assets:
Cash and cash equivalents	$20,479	$28,444
Note receivable - Related party	-	236,000
Prepaid insurance and taxes	2,565	-
Total current assets	23,044	264,444
Property and Equipment:
Mineral property	12,260,638	-
Machinery and equipment	433,729	-
Furniture and fixtures	2,074	-
Computer and office equipment	1,569	-
Vehicle and transport	20,372	-
	12,718,382	-
Less - Accumulated depreciation	(12,608)	-
Net property and equipment	12,705,774	-

Other Assets:
Deposit on office rent	2,500	-
Total Assets	$12,731,318	$264,444

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - Trade	$47,293	$1,590
Accrued liabilities	56,077	21,489
Due to related party - Stockholder	44,313	-
Total current liabilities	147,683	23,079
Total liabilities	147,683	23,079

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, par value $0.001 per share; 10,000,000
shares authorized; no shares issued and outstanding
in September 2009, and March 2009	-	-
Common stock, par value $0.001 per share; 250,000,000
shares authorized; 51,231,195 shares and 65,260,815
shares issued and outstanding in September 2009,
and March 2009, respectively	51,231	65,261
Additional paid-in capital	16,529,183	1,426,065
Other comprehensive income	225,313	-
(Deficit) accumulated during the exploration stage	(4,222,092)	(1,249,961)
Total stockholders' equity	12,583,635	241,365
Total Liabilities and Stockholders' Equity	$12,731,318	$264,444

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

AFFINITY GOLD CORP. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) (NOTE 2)
FOR THE THREE MONTHS AND SIX MONTHS ENDED
SEPTEMBER 30, 2009, AND 2008, AND CUMULATIVE
FROM INCEPTION (MARCH 27, 2007) THROUGH SEPTEMBER 30, 2009
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative
	September 30,		September 30,		From
	2009	2008	2009	2008	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
Exploration costs	12,388	-	12,388	-	12,388
General and administrative -
Professional fees	92,084	1,500	105,385	3,500	217,306
Consulting	3,804	-	3,804	-	8,493
Other general and administrative	45,740	-	67,097	-	69,042
Stock-based compensation	327,424	-	2,783,440	-	3,927,440
Total general and administrative expenses	469,052	1,500	2,959,726	3,500	4,222,281

(Loss) from Operations	(481,440)	(1,500)	(2,972,114)	(3,500)	(4,234,669)

Other Income (Expense):
Interest income	4	-	11	-	12,605
Interest (expense)	-	-	(28)	-	(28)

Provision for Income Taxes	-	-	-	-	-
Net (Loss)	$(481,436)	$(1,500)	$(2,972,131)	$(3,500)	$(4,222,092)
Comprehensive (Loss):
Foreign currency translation	225,313	-	225,313	-		225,313
Total Comprehensive (Loss)	$(256,123)	$(1,500)	$(2,746,818)	$(3,500)	$	(3,996,779)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.00)	$(0.05)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	58,016,110	64,500,000	61,715,246	64,500,000

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

AFFINITY GOLD CORP. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (NOTE 2)
FOR THE PERIOD FROM INCEPTION (MARCH 27, 2007) THROUGH SEPTEMBER 30, 2009

							(Deficit)
							Accumulated
			Discount on	Additional	Common	Other	During the
	Common stock		Common	Paid-in	Stock	Comprehensive	Exploration
Description	Shares	Amount	Stock	Capital	Subscribed	Income	Stage	Totals
Balance - March 27, 2007	-	$-	$-	$-	$-	$-	-	$-
Common stock issued for cash	64,500,000	64,500	(21,500)	-	-	-	-	43,000
Net (loss) for the period	-	-	-	-	-	-	(4,505)	(4,505)
Balance - March 31, 2007	64,500,000	64,500	(21,500)	-	-	-	(4,505)	38,495
Net (loss) for the period	-	-	-	-	-	-	(45,586)	(45,586)
Balance - March 31, 2008	64,500,000	64,500	(21,500)	-	-	-	(50,091)	(7,091)
Common stock issued for cash	760,815	761	21,500	282,065	-	-	-	304,326
Stock-based compensation - Stock Options	-	-	-	1,144,000	-	-	-	1,144,000
Net (loss) for the period	-	-	-	-	-	-	(1,199,870)	(1,199,870)
Balance -March 31, 2009	65,260,815	65,261	-	1,426,065	-	-	(1,249,961)	241,365
Common stock issued for cash	285,060	285	-	142,245	-	-	-	142,530
Stock-based compensation - Stock Options	-	-	-	2,783,440	-	-	-	2,783,440
Common stock subscribed - 72,820 shares	-	-	-	-	57,741	-		57,741
Common stock subscribed - 100,000 shares	-	-	-	-	100,000	-	-	100,000
Common stock issued for cash	25,000	25	-	24,975	-	-	-	25,000
Common stock issued for stock subscriptions	160,320	160		145,081	(145,241)	-	-	-
Cancellation of stock subscription - 12,500 shares	-	-	-	-	(12,500)	-	-	(12,500)
Common stock issued - Share Exchange Agreement	12,000,000	12,000	-	11,988,000	-	-	-	12,000,000
Cancellation of common stock	(26,500,000)	(26,500)	-	26,500	-	-	-	-
Common stock subscription costs	-	-	-	(7,123)	-	-	-	(7,123)
Foreign currency translation	-	-	-	-	-	225,313	-	225,313
Net (loss) for the period	-	-	-	-	-	-	(2,972,131)	(2,972,131)
Balance - September 30, 2009	51,231,195	$51,231	$-	$16,529,183	$-	$225,313	$(4,222,092)	$12,012,500

The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

AFFINITY GOLD CORP. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (MARCH 27, 2007)
THROUGH SEPTEMBER 30, 2009

	Six Months Ended		Cumulative
	September 30,		From
	2009	2008	Inception
Operating Activities:
Net (loss)	$(2,972,131)	$(3,500)	$(4,222,092)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	12,608	-	12,608
Stock-based compensation	2,783,440	-	3,927,440
Changes in assets and liabilities-
Prepaid expenses	(2,565)	3,500	(2,565)
Deposit on office space	(2,500)	-	(2,500)
Accounts payable - Trade	45,703	-	47,293
Accrued liabilities	34,588	-	56,077
Net Cash (Used in) Operating Activities	(100,857)	-	(183,739)
Investing Activities:
Note receivable - Related party	(100,000)	-	(336,000)
Purchases of property and equipment	(2,461)	-	(2,461)
Acquisition of subsidiary, net of cash acquired	(379,921)	-	(379,921)
Net Cash (Used in) Investing Activities	(482,382)	-	(718,382)
Financing Activities:
Issuance of common stock for cash	312,771	-	660,097
Common stock subscription costs	(7,123)	-	(7,123)
Proceeds from related party - Stockholder	44,313	-	44,313
Net Cash Provided by Financing Activities	349,961	-	697,287
Effect of Exchange Rate Changes on Cash and
Cash Equivalents	225,313	-	225,313
Net Increase (Decrease) in Cash	(7,965)	-	20,479
Cash and Cash Equivalents - Beginning of Period	28,444	-	-
Cash and Cash Equivalents - End of Period	$20,479	$-	$20,479
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$28	$-	$-
Income taxes	$-	$-	$-

Supplemental Information of Noncash Investing and Financing Activities:
On August 14, 2009, the Company issued 12,000,000 shares of common stock, par value $0.001 per share, in exchange for 99.99 percent of the issued and outstanding shares in the capital of AMR Project Peru, S.A.C.  The value of shares of common stock issued by the Company was $12,000,000.

On August 14, 2009, the Company converted $336,000 in loans to AMR Project Peru, S.A.C. to intercompany debt to be eliminated in consolidation.

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

AFFINITY GOLD CORP. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

 (1)           Summary of Significant Accounting Policies

    General Organization and Business

Affinity Gold Corp. (“Affinity Gold” or the “Company” and formerly Syncfeed, Inc.) is a Nevada corporation in the exploration stage.  The Company was incorporated under the laws of the State of Nevada on March 27, 2007.  The original business plan of the Company was to engage in the business of developing, manufacturing, and selling commercial feed specifically for commercially raised and harvested Chinese Mitten-handed Crabs.  Effective February 10, 2009, the Company changed its name from Syncfeed, Inc. to Affinity Gold Corp. by way of a merger with its wholly owned subsidiary Affinity Gold Corp., which was formed solely for the purpose of a change in name.  In addition, the Company ceased its activities related to its original business plan, and changed its focus to a new business plan involving the acquisition, exploration, and development of gold mineralization properties internationally.  The Company’s current focus is gold exploration in Peru.  The accompanying consolidated financial statements of Affinity Gold were prepared from the accounts of the Company and its subsidiary under the accrual basis of accounting.

On March 30, 2007, the Company completed a capital formation activity through a Private Placement Offering (“PPO”), exempt from registration under the Securities Act of 1933, to raise up to $43,000 through the issuance 64,500,000 shares of its common stock (post forward stock split), par value $0.001 per share, at an offering price of $0.000667 per share.  As of March 31, 2007, the Company closed the PPO and received proceeds of $43,000.  The Company also commenced an activity to effect a Registration Statement on Form SB-2 with the Securities and Exchange Commission to register 29,700,000 shares of its outstanding shares of common stock (post forward stock split) on behalf of selling stockholders.  The Registration Statement on Form SB-2 was filed with the SEC on May 11, 2007, and declared effective on June 14, 2007.  The Company did not receive any of the proceeds of this registration activity once the shares of common stock were sold.  During the fiscal years 2009 and 2010, the Company has completed four additional capital formation activities through PPO’s, exempt from registration under the Securities Act of 1933, and raised a total of $617,097 in gross proceeds from the issuance of 1,231,195 shares of common stock (post forward stock split).

Effective August 14, 2009, Affinity Gold and AMR Project Peru, S.A.C. (“AMR”), a Peruvian corporation, closed a Share Exchange Agreement whereby the Company acquired 99.99 percent of the issued and outstanding shares in the capital of AMR in exchange for 12,000,000 shares of the common stock of the Company in the aggregate to the shareholders of AMR on a pro rate basis in accordance with each AMR shareholder’s percentage of ownership in AMR.  The business combination completed by the Company and AMR was valued at $12,000,000.  As part of the transaction, the Company acquired the mining concession title in Peru named “AMR Project” covering 500 hectares (1,235.52 acres) and the physical mining concession certificate as evidence by Certificate No. 7996-2006-INACC-UDA granted to AMR by the Republic of Peru, National Institute of Concessions and Mining Cadastre issued on December 11, 2006.

AFFINITY GOLD CORP. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its 99.99 percent owned Peruvian subsidiary, AMR Project Peru, S.A.C., a Peruvian corporation.  All significant intercompany accounts and transactions have been eliminated in consolidation.

    Unaudited Interim Financial Statements

The interim consolidated financial statements of Affinity Gold Corp. as of September 30, 2009, and March 31, 2009, and for the three and six months ended September 30, 2009, and 2008, and cumulative from inception, are unaudited.  However, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of September 30, 2009, and March 31, 2009, and the results of its consolidated operations and its cash flows for the three and six months ended September 30, 2009, and 2008, and cumulative from inception.  These results are not necessarily indicative of the results expected for the calendar year ending March 31, 2010.  The accompanying consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of March 31, 2009, filed with the SEC for additional information, including significant accounting policies.

    Cash and Cash Equivalents

For purposes of reporting within the consolidated statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

    Property and equipment

Property and equipment are recorded at historical cost.  Minor additions and renewals are expensed in the year incurred.  Major additions and renewals are capitalized and depreciated over their estimated useful lives.  When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the results of operations for the respective period.  The Company uses the straight-line method of depreciation.  The estimated useful lives for significant property and equipment categories are as follows:

AFFINITY GOLD CORP. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

Mineral property	Units of production
Machinery and equipment	5-10 years
Furniture and Fixtures	10 years
Computer and office equipment	4-5 years
Vehicle and transport	5 years

    Revenue Recognition

The Company is in the exploration stage and has yet to realize revenues from operations.  Once the Company has commenced operations, it will recognize revenues when delivery of products or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

    Mineral Properties

The Company is primarily engaged in the business of the acquisition, exploration, and development of gold mineralization properties internationally, with emphasis on the exploration for gold in Peru.  Mineral claim and other property acquisition costs are capitalized as incurred.  Such costs are carried as an asset of the Company until it becomes apparent through exploration activities that the cost of such properties will not be realized through mining operations.  Mineral exploration costs are expensed as incurred, and when it becomes apparent that a mineral property can be economically developed as a result of establishing proven or probable reserve, the exploration costs, along with mine development cost, are capitalized.  The costs of acquiring mineral claims, capitalized exploration costs, and mine development costs are recognized for depletion and amortization purposes under the units-of-production method over the estimated life of the probable and proven reserves.  If mineral properties, exploration, or mine development activities are subsequently abandoned or impaired, any capitalized costs are charged to operations in the current period.

    Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the periods ended September 30, 2009, and 2008, and cumulative from inception, the Company did not have any events or changes in circumstances that impacted the recovery of long-lived assets.

AFFINITY GOLD CORP. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

   Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases.  Assets recorded under capital lease obligations are amortized according to the same methods employed for property and equipment or over the term of the related lease, if shorter.

   Loss per Common Share – Basic and Diluted

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

    Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets.  The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company's financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

AFFINITY GOLD CORP. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)
    Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of September 30, 2009, and March 31, 2009, the carrying value of the Company's financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

    Foreign Currency Translation

Affinity Gold accounts for foreign currency translation pursuant to SFAS No. 52, “Foreign Currency Translation” (“SFAS No. 52”).  The functional currency of the Company’s Peruvian subsidiary is the Peruvian Nuevo Sole.  Under SFAS No. 52, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period.  Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods.  Translation adjustments are included in other comprehensive income (loss) for the period.  Certain transactions of the Company’s Peruvian subsidiary are denominated in United States dollars.  Translation gains or losses related to such transactions are recognized for each reporting period in the related interim consolidated statements of operations and comprehensive (loss).

    Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

    Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions.  As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

AFFINITY GOLD CORP. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

    Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  In January 2005, the SEC issued Staff Accounting Bulletin SAB”) No. 107, “Share-Based Payment,” which provides supplemental implementation guidance for SFAS No. 123R.  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on the grant date fair value of the award.  SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005, the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R.  The pro-forma disclosures previously permitted under SFAS No. 123 no longer are an alternative to consolidated financial statement recognition.  Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing stock-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”).  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

    Subsequent Events

The management of the Company performs a review and evaluation of subsequent events following the end of each quarterly and annual financial period.  For the three and six month periods ended September 30, 2009, the review and evaluation of subsequent events for proper accrual and disclosure was completed through December 11, 2009, which was the date the financial statements were available to be issued.

AFFINITY GOLD CORP. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

    Estimates

The accompanying consolidated financial statements of the Company are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2009, and March 31, 2009, and expenses for the periods ended September 30, 2009, and 2008, and cumulative from inception.  Actual results could differ from those estimates made by management.

(2)       Exploration Stage Activities and Going Concern

The Company is currently in the exploration stage, and has limited operations.  The original business plan of the Company was to engage in the business of developing, manufacturing, and selling commercial feed specifically for commercially raised and harvested Chinese Mitten-handed Crabs.  Effective February 10, 2009, the Company changed its name from Syncfeed, Inc. to Affinity Gold Corp. by way of a merger with its wholly owned subsidiary Affinity Gold Corp., which was formed solely for the purpose of a change in name.  In addition, the Company ceased its activities related to its original business plan, and changed its focus to a new business plan involving the acquisition, exploration, and development of gold mineralization properties internationally.  The Company’s current focus is gold exploration in Peru.

During the period from March 27, 2007, through September 30, 2009, Affinity Gold was organized and incorporated, completed various capital formation activities through PPO’s, and effected a Share Exchange Agreement for a business combination with AMR.  The Company also commenced an activity to effect a Registration Statement on Form SB-2 with the Securities and Exchange Commission to register 29,700,000 shares of its outstanding shares of common stock (post forward stock split) on behalf of selling stockholders.  The Registration Statement on Form SB-2 was filed with the SEC on May 11, 2007, and declared effective on June 14, 2007.  The management of Affinity Gold intends to conduct additional capital formation activities through the issuance of its common stock and debt, and commence operations.

While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity or debt capital, or be successful in the development and sale of its planned product in order to generate sufficient revenues to sustain its operations.

AFFINITY GOLD CORP. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of Affinity Gold as a going concern.  The Company has incurred an operating loss since inception, and its current cash resources are insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about Affinity Gold‘s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)       Loan to Related Party - AMR

Effective January 21, 2009, the Company entered into a Loan Agreement with AMR (the “Loan Agreement”) whereby the Company agreed to loan up to $400,000 to AMR to be used to purchase equipment and supplies to conduct exploration and other mining activities on the mining concession in Peru named “AMR Project.”  The loan was made in anticipation of the completion and closing of a Share Exchange Agreement between the parties, which was effected on August 14, 2009.  Under the terms of the Loan Agreement, once the Company completed the business combination to acquire AMR as a 99.99 percent owned subsidiary, the loan would become an intercompany loan between the entities, and be dealt with as determined by the Board of Directors.  The loan was non-interest bearing and carried a due date of April 10, 2010.  As of March 31, 2009, the amount of the loan was $236,000.  As of August 14, 2009, the amount of the loan was $336,000, and was converted to an intercompany receivable and payable arrangement by the Company and AMR, respectively, subject to elimination in the presentation of consolidated financial statements.

(4)       Equity Capital

   Forward Stock Split and Adjustments to Authorized Capital

On February 10, 2009, the Company implemented a 30-for-1 forward stock split of its authorized, issued, and outstanding common stock.  As a result, the authorized capital of the Company increased from 90,000,000 common shares to 2,700,000,000 common shares, par value $0.001 per share, and the issued and outstanding common shares increased from 2,150,000 shares to 64,500,000 shares.  The authorized preferred stock of the Company remained the same at 10,000,000 shares, par value $0.001 per share, with no shares issued or outstanding.  The accompanying consolidated financial statements have been adjusted accordingly to reflect this forward stock split.

On July 23, 2009, the Company amended its Articles of Incorporation by reducing its authorized capital of 2,700,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share, to 250,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.  The issued and outstanding shares were not affected as a result of the decrease in the authorized shares of common stock of the Company.

AFFINITY GOLD CORP. AND SUBSIDIARY
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

   Issuances and Cancellation of Common Stock

On March 30, 2007, the Company completed a capital formation activity through PPO #1, exempt from registration under the Securities Act of 1933, to raise up to $43,000 through the issuance 64,500,000 shares of its common stock (post forward stock split), par value $0.001 per share, at an offering price of $0.000667 per share.  As of March 31, 2007, the Company closed the PPO and received proceeds of $43,000.

The Company also commenced an activity to effect a Registration Statement on Form SB-2 with the Securities and Exchange Commission to register 29,700,000 shares of its outstanding shares of common stock (post forward stock split) on behalf of selling stockholders.  The Registration Statement on Form SB-2 was filed with the SEC on May 11, 2007, and declared effective on June 14, 2007.  The Company did not receive any of the proceeds of this registration activity once the shares of common stock were sold.

On March 5, 2009, the Company completed a capital formation activity through PPO #2, exempt from registration under the Securities Act of 1933, and raised $304,326 in gross proceeds from the issuance of 760,815 shares of common stock, par value $0.001 per share, to 11 individuals.  The value of the shares issued was $0.40 per share.

On April 30, 2009, the Company completed a capital formation activity through PPO #3, exempt from registration under the Securities Act of 1933, and raised $142,530 in gross proceeds from the issuance of 285,060 shares of common stock, par value $0.001 per share, to two individuals.  The value of the shares issued was $0.50 per share.

On August 10, 2009, the Company completed a capital formation activity through PPO #4, exempt from registration under the Securities Act of 1933, and raised $45,240 in gross proceeds from the issuance of 60,320 shares of common stock, par value $0.001 per share, to one individual.  The value of the shares issued was $0.75 per share.

Effective August 14, 2009, in connection with the closing of a Share Exchange Agreement, the Company issued 12,000,000 shares of common stock, par value $0.001 per share, exempt from registration under the Securities Act of 1933, to the holders of capital stock of AMR in exchange for the Company receiving 99.99 percent of the issued and outstanding shares in the capital of AMR.  No underwriters were involved in the Share Exchange Agreement, which was valued at $12,000,000.

AFFINITY GOLD CORP. AND SUBSIDIARY
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

Concurrently with the closing of the Share Exchange Agreement on August 14, 2009, by letter agreement dated May 8, 2009, between the Company and Mr. Antonio Rotundo, President, CEO, CFO, and Director of the Company, Mr. Rotundo cancelled 26,500,000 shares of the 27,800,000 shares of common stock of the Company registered in his name.  As a result of the cancellation of the shares of common stock and the Share Exchange Agreement, Mr. Rotundo has remaining 9,988,000 shares of common stock of the Company registered in his name.

On September 30, 2009, the Company completed a capital formation activity through PPO #5, exempt from registration under the Securities Act of 1933, and raised $125,000 in gross proceeds from the issuance of 125,000 shares of common stock, par value $0.001 per share, to two individuals.  The value of the shares issued was $1.00 per share.

   Stock Option Plan and Related Option Grants

On February 11, 2009, the Board of Directors approved the adoption of the Affinity Gold Corp. 2009 Stock Option and Incentive Plan (the “Plan”).  The purpose of the Plan is to attract and retain the best available personnel for positions of responsibility within the Company; provide additional incentives to employees of the Company; provide Directors, consultants and advisors of the Company with an opportunity to acquire a proprietary interest in the Company to encourage their continued provision of services to the Company to provide such persons with incentives and rewards for superior performance more directly linked to the profitability of the Company’s business and increases in stockholder value; and, generally, to promote the success of the Company’s business and the interest of the Company and all of the stockholders.  The Company has reserved 5,000,000 shares of common stock, par value $0.001 per share, for issuance under the Plan, subject to adjustment to protect against dilution in the event of certain changes in the Company’s capitalization.

The following is a summary of stock options granted under the Plan:

On February 11, 2009, the Company granted an option to purchase 1,000,000 shares of its common stock at an exercise price of $0.60 per share to its President and Chief Executive Officer.  The option vested at the rate of 50 percent on the date of grant, and the remaining 50 percent vests in equal monthly proportions over a period of five months from the grant date.  As of September 30, 2009, the option was fully vested.  The option period is five years.

On February 11, 2009, the Company granted an option to each of two members of the Company’s Board of Directors to purchase 600,000 shares (total 1,200,000 shares) of its common stock at an exercise price of $0.60 per share.  The options vested at the rate of 50 percent on the date of grant, and the remaining 50 percent for each option vests in equal monthly proportions over a period of five months from the grant date.  As of September 30, 2009, the options were fully vested.  The option period for each option is five years.

AFFINITY GOLD CORP. AND SUBSIDIARY
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

The fair value of the options was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

Risk-free interest rate	1.15%
Expected dividend yield	None
Expected life	2.56 years
Expected volatility	110.17%

The weighted-average grant-date fair value of options on February 11, 2009, was $1.79 per share.

The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term.  The Company has not declared or paid any dividends and does not currently expect to do so in the future.  The expected term of options represents the period that the stock-based awards are expected to be outstanding and was determined based on projected holding periods for the remaining unexercised shares.  Consideration was given to the contractual terms of the stock-based awards, vesting schedules, and expectations of future employee behavior.  Expected volatility is based on the Company’s historical volatility of its stock price.

The Company’s stock price volatility and option lives involve management’s best estimates, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the period of the option.

When options are exercised, the policy of the Company is to issue previously unissued shares of common stock to satisfy share option exercises.  As of September 30, 2009, the Company had 198,768,805 shares of authorized but unissued common stock.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets.  The following table summarizes stock option activity for the Company through the periods ended September 30, 2009:

AFFINITY GOLD CORP. AND SUBSIDIARY
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
Outstanding - March 31, 2009	2,200,000	$0.60	4.83 years	$3,927,440
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding - September 30, 2009	2,200,000	$0.60	4.33 years	$3,927,440
Vested and Exercisable -	2,200,000	$0.60	4.33 years	$3,927,440

(5)	Income Taxes

The provision (benefit) for income taxes for the periods ended September 30, 2009, and 2008, were as follows (assuming a 34 percent effective tax rate):

	2009	2008
Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$1,010,500	$1,190
Change in valuation allowance	(1,010,500)	(1,190)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2009, and March 31, 2009, as follows:

	September 30,	March 31,
	2009	2009
Loss carryforwards	$1,435,500	$425,000
Less - Valuation allowance	(1,435,500)	(425,000)
Total net deferred tax assets	$-	$-

AFFINITY GOLD CORP. AND SUBSIDIARY
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended September 30, 2009, and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2009, and March 31, 2009, the Company had approximately $4,222,092 and $1,249,961, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2027.

(6)	Related Party Transactions

As of September 30, 2009, the Company owed $44,313 (March 31, 2009 - $0) for loans from one individual who is a stockholder of the Company.  The loans are for working capital purposes, and are unsecured, non-interest bearing, and have no specific terms for repayment.

As described in Note 3, effective January 21, 2009, the Company entered into a Loan Agreement with AMR whereby the Company agreed to loan up to $400,000 to AMR to be used to purchase equipment and supplies to conduct exploration and other mining activities on the AMR Project mining concession in Peru.  The loan was made in anticipation of the completion and closing of a Share Exchange Agreement between the parties, which was effected on August 14, 2009.  Under the terms of the Loan Agreement, once the Company completed the business combination to acquire AMR as a 99.99 percent owned subsidiary, the loan would become an intercompany loan between the entities, and be dealt with as determined by the Board of Directors.  The loan was non-interest bearing and carried a due date of April 10, 2010.  As of March 31, 2009, the amount of the loan was $236,000.  As of August 14, 2009, the amount of the loan was $336,000, and was converted to an intercompany receivable and payable arrangement by the Company and AMR, respectively, subject to elimination in the presentation of consolidated financial statements.

(7)	Commitments and Contingencies

The Company has an operating lease agreement in effect for office space.  Total rental expense related to the operating lease amounted to $3,750 and $6,125 for the three months and six months ended September 30, 2009, respectively.  The lease term is for a period of one year with an annual rental fee of $15,000.  The lease agreement may be renewed for a period of two years

AFFINITY GOLD CORP. AND SUBSIDIARY
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

(8)	Business Combination - AMR

On March 2, 2009, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with AMR, whereby the Company agreed to pay $200,000 and to issue 12,000,000 shares of common stock of the Company to AMR in accordance with the terms and conditions of the Asset Purchase Agreement as consideration for the acquisition of the mining concession title named “AMR Project” covering 500 hectares (1,235.52 acres) and the physical mining concession certificate as evidence by Certificate No. 7996-2006-INACC-UDA granted to AMR by the Republic of Peru, National Institute of Concessions and Mining Cadastre issued on December 11, 2006, including all improvements, structures, and equipment on and used by AMR on such mining concession rights, which rights are located in the Inambari River Basin of Puno, Peru.  The closing of the Asset Purchase Agreement was to be held on April 30, 2009.

On April 30, 2009, the Company and AMR entered into an Amendment Agreement whereby the parties decided to amend the transaction by changing the structure of the arrangement from an Asset Purchase Agreement to a Share Exchange Agreement resulting in AMR becoming a 99.99 percent owned subsidiary of the Company upon the closing of the Share Exchange Agreement.  In addition, under the Amendment Agreement, the Company and AMR agreed to terminate the Asset Purchase Agreement.

On May 8, 2009, the Company, AMR, and all of the stockholders of AMR entered into a Share Exchange Agreement whereby the Company agreed to acquire 99.99 percent of the issued and outstanding shares in the capital of AMR in exchange for the issuance of 12,000,000 shares of common stock of the Company in aggregate to the stockholders of AMR on a pro rata basis in accordance with each AMR stockholder’s percentage of ownership in AMR.  The closing of the Share Exchange Agreement was to be held on June 15, 2009, but was postponed through several extension agreements.  The Share Exchange Agreement was closed on August 14, 2009.  The value of the 12,000,000 shares of common stock provided under the Share Exchange Agreement was $12,000,000, or $1.00 per share.

The total purchase price of $12,150,639, consisting of $150,639 in acquisition expenses, and $12,000,000 in common stock, was allocated as follows:

Current assets	$3,882
Mining property	12,036,507
Property and equipment	446,250
Total assets acquired	12,486,639
Current liabilities assumed	336,000
Total liabilities assumed	336,000
Purchase price	$12,150,639

AFFINITY GOLD CORP. AND SUBSIDIARY
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

(9)	Recent Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”).  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 requires:

-	disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation;
-	disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
-	disclosure of information about credit-risk-related contingent features; and
-	cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier application is encouraged.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.”  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

AFFINITY GOLD CORP. AND SUBSIDIARY
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a)
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b)	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c)
AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d)
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature.  It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In May 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”).  SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.”  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”).  SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

AFFINITY GOLD CORP. AND SUBSIDIARY
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163.  Except for those disclosures, earlier application is not permitted.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 22, 2009, the FASB issued FASB Statement No. 164, “Not-for-Profit Entities: Mergers and Acquisitions” (“SFAS No. 164”).  SFAS No. 164 is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities.  To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

a.	Determines whether a combination is a merger or an acquisition.
b.	Applies the carryover method in accounting for a merger.
c.	Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities the acquirer is.
d.	Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, Goodwill and Other Intangible Assets, to make it fully applicable to not-for-profit entities.

SFAS No. 164 is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

AFFINITY GOLD CORP. AND SUBSIDIARY
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

On May 28, 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, SFAS No. 165 provides:

1.
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.
3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On June 9, 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166 revises the derecognization provision of FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets.  It also eliminates the concept of a "qualifying special-purpose entity."

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement 167 "Amendments to FASB Interpretation No. 46(R)" (“SFAS No. 167”).  SFAS No. 167 amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” to improve financial reporting by companies involved with variable interest entities and to provide additional disclosures about the involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements.

AFFINITY GOLD CORP. AND SUBSIDIARY
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168").  SFAS No. 168 establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental US generally accepted accounting principles (GAAP).  The Codification did not change GAAP but reorganizes the literature.

SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

(10)	Subsequent Events

   Loan Agreements

On November 12, 2009, Affinity Gold entered into a loan agreement (the “Ubique Agreement”) with Ubique Ltd. (“Ubique”) whereby Ubique has agreed to lend to the Company the principal amount of $250,000 (the “Ubique Loan”).  The interest rate payable on the Ubique Loan is nine percent per annum, payable semiannually on May 18, 2010, and November 18, 2010.  The Loan is due no later than November 18, 2010, but may be repaid on an earlier date.  The total amount of the Ubique Loan will be used exclusively to purchase equipment and for furthering the exploration and development objectives related to the Company’s mineral property in Peru.  The Ubique Loan is secured by existing equipment in use on the Company’s mineral property in Peru, and any newly acquired equipment purchased with funds from the Ubique Loan, which pledged equipment shall at all times represent at least 125 percent of the outstanding amount of the Ubique Loan.  The Ubique Agreement is to be construed, interpreted, and governed in accordance with the laws of Switzerland.  On November 20, 2009, the Ubique Loan was funded and received by the Company.

In addition, on November 22, 2009, Affinity Gold entered into a loan agreement (the “Openshore Agreement”) with Openshore Holdings Limited (“Openshore”) whereby Openshore has agreed to lend to the Company the principal amount of $250,000 (the “Openshore Loan”).  The interest rate payable on the Openshore Loan is nine percent per annum, payable semiannually on May 30, 2010, and November 30, 2010.  The Loan is due no later than 365 days after receipt by the Company of funds from Openshore but may be repaid early.  The total amount of the Openshore Loan will be used exclusively to purchase equipment and for furthering the exploration and development objectives related to the Company’s mineral property in Peru.  The Openshore Loan is secured by existing equipment already in use on the Company’s mineral property in Peru, and any newly acquired equipment purchased with funds from the Openshore Loan.  The Openshore Agreement is to be construed, interpreted, and governed in accordance with the laws of Switzerland.  As of December 11, 2009, Openshore had not funded the $250,000 to the Company under the Openshore Agreement.

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

We were incorporated as “Syncfeed Inc.” in the State of Nevada on March 27, 2007.  Effective February 10, 2009, with the State of Nevada, we completed a merger with our wholly owned subsidiary, Affinity Gold Corp.  As a result, we changed our name from “Syncfeed Inc.” to “Affinity Gold Corp.” to better reflect the intended direction and business of our Company.

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

On May 8, 2009, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with AMR Project Peru, S.A.C.(“AMR”), a Peruvian corporation, and all the shareholders of AMR, whereby the Company agreed to acquire 99.99% of the issued and outstanding shares in the capital of AMR in exchange for the issuance of 12,000,000 shares of common stock of the Company in aggregate to the shareholders of AMR on a pro rata basis in accordance with each AMR shareholders’ percentage of ownership in AMR.

AMR was incorporated pursuant to the laws of Peru on October 7, 2005, and is the owner of the mining concession title named “AMR Project” covering 500 hectares and the mining concession certificate as evidenced by Certificate No. 7996-2006-INACC-UADA granted to AMR by the Republic of Peru, National Institute of Concessions and Mining Cadastre on December 11, 2006 (the “Mining Concession Rights”), which Mining Concession Rights are located in the Inambari River Basin on the flat plains region at an altitude greater than 1500’ and accessible by land and air, in the District of Ayapata, Province of Carabaya, Department of Puno, Peru.

On August 14, 2009, the Share Exchange Agreement closed and as a result, AMR became a 99.99% owned subsidiary of the Company, and the Company is a holding company for the business of AMR which is engaged in mineral exploration concentrating on gold exploration in Peru and Latin America.

Mr. Antonio Rotundo, our President, CEO, CFO and a Director, is the Subordinated General Manager of AMR and his father, Mr. Mario Rotundo, is the General Manager of AMR.

The foregoing description of the Share Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the Share Exchange Agreement, which was attached as Exhibit 2.1 to the Form 8-K filed on August 21, 2009 and is incorporated herein by reference.

Concurrently with the closing of the Share Exchange Agreement, by a letter agreement entered into on May 8, 2009 (the “Letter Agreement”), between the Company and Mr. Antonio Rotundo, the Company’s President, CEO, CFO and Director, cancelled 26,500,000 shares of the 27,800,000 shares of common stock of the Company registered in his name.  As a result, Mr. Antonio Rotundo now only has 9,988,000 shares of common stock of the Company registered in his name, which includes the 8,688,000 shares of common stock of the Company that were issued to Mr. Antonio Rotundo as a result of the closing of the Share Exchange Agreement.

The foregoing description of the Letter Agreement does not purport to be complete and is qualified in its entirety by reference to the Letter Agreement, which was attached to the Form 8-K as Exhibit 10.2 filed on May 13, 2009, and which is incorporated herein by reference.

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

The operations of AMR are located in Peru, and AMR’s accounting records are maintained in Peruvian Nuevo Soles (S/.).  The functional currency in Peru is the Nuevo Sole.  For financial reporting purposes, the financial information presented has been converted to US$ unless specifically stated otherwise.

As of September 30, 2009, we had a working capital deficiency of $124,639, whereas as of March 31, 2009, we had positive working capital of $241,365.  Cash and cash equivalents from March 27, 2007 (inception) to September 30, 2009, have been insufficient to provide the working capital necessary to operate.  As of September 30, 2009, our total assets were $12,731,318 and consisted of cash and cash equivalents of $20,479, prepaid insurance and taxes of $2,565, mineral property assets of $12,260,638, machinery and equipment of $433,729, furniture and fixtures of $2,074, computer and office equipment of $1,569, vehicle and transport assets of $20,372 and a deposit on office rent of $2,500 less accumulated depreciation of $12,608 compared to assets with a value of $264,444 as of March 31, 2009.

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

On September 30, 2009, we issued 125,000 shares of common stock of the Company to two individuals due to the closing of the Company’s private placement at $1.00 per share for total gross proceeds of $125,000.

Results of Operation

As of September 30, 2009, our total assets were $12,731,318 compared to $264,444 as of March 31, 2009, our total liabilities were $147,683 compared to $23,079 as of March 31, 2009; and we had cash and cash equivalent resources of $20,479 compared to $28,444 as of March 31, 2009.

Three Month Period Ended September 30, 2009

Revenues.  We have not generated any revenues to date from our operations.

Exploration costs:  Exploration costs were $12,388 and $nil for the three months ended September 30, 2009 and 2008, respectively as the Company did not undertake any geological exploration during the three month period ended September 30, 2008.

Professional fees:  Professional fees were $92,084 and $1,500 for the three months ended September 30, 2009 and 2008, respectively.  This increase was due to the increased activity of the Company during the three months ended September 30, 2009.

Consulting fees:  Consulting fees were $3,804 and $nil for the three months ended September 30, 2009 and 2008, respectively.  This increase was due to the increased activity of the Company during the three months ended September 30, 2009.

General and administrative fees:  General and administrative expenses were $45,740 and $nil for the three months ended September 30, 2009 and 2008, respectively.  This increase was due to increased activity in the Company during the three months ended September 30, 2009.

Stock-based compensation:  Stock-based compensation expenses were $327,424 and $nil for the three months ended September 30, 2009 and 2008, respectively as the Company did not provide any stock-based compensation for the three month period ended September 30, 2008.

Loss from operations:  Our loss from operations was $481,440 and $1,500 for the three months ended September 30, 2009 and 2008, respectively.  This increase in loss from operations of $479,940 resulted from an increase in exploration costs, professional fees, consulting fees, general and administrative expenses and stock-based compensation expenses of the Company during the three months ended September 30, 2009.

Net Loss:  Net loss was $481,436 and $1,500 for the three months ended September 30, 2009 and 2008, respectively.  This increase in net loss of $479,936 resulted from an increase in losses from operations offset by interest income during the three months ended September 30, 2009.

Six Month Period Ended September 30, 2009

Revenues.  We have not generated any revenues to date from our operations.

Exploration costs:  Exploration costs were $12,388 and $nil for the six months ended September 30, 2009 and 2008, respectively as the Company did not undertake any geological exploration during the six month period ended September 30, 2008.

Professional fees:  Professional fees were $105,385 and $3,500 for the six months ended September 30, 2009 and 2008, respectively.  This increase was due to the increased activity of the Company during the six months ended September 30, 2009.

Consulting fees:  Consulting fees were $3,804 and $nil for the six months ended September 30, 2009 and 2008, respectively.  This increase was due to the increased activity of the Company during the six months ended September 30, 2009.

General and administrative fees:  General and administrative expenses were $67,097 and $nil for the six months ended September 30, 2009 and 2008, respectively.  This increase was due to increased activity in the Company during the six months ended September 30, 2009.

Stock-based compensation:  Stock-based compensation expenses were $2,783,440 and $nil for the six months ended September 30, 2009 and 2008, respectively as the Company did not provide any stock-based compensation for the six month period ended September 30, 2008.

Loss from operations:  Our loss from operations was $2,972,114 and $3,500 for the six months ended September 30, 2009 and 2008, respectively.  This increase in loss from operations of $2,968,614 resulted from an increase in exploration costs, professional fees, consulting fees, general and administrative expenses and stock-based compensation expenses of the Company during the six months ended September 30, 2009.

Net Loss:  Net loss was $2,972,131 and $3,500 for the six months ended September 30, 2009 and 2008, respectively.  This increase in net loss of $2,968,631 resulted from an increase in losses from operations and interest expenses offset by interest income during the six months ended September 30, 2009.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the current period that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of September 30, 2009.

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

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2009.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a)	Exhibit List

31.1	Certificate pursuant to Rule 13a-14(a)
31.2	Certificate pursuant to Rule 13a-14(a)
32.1	Certificate pursuant to 18 U.S.C. §1350
32.2	Certificate pursuant to 18 U.S.C. §1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINITY GOLD CORP. (Registrant)
Date: December 14, 2009	By: /s/ Antonio Rotundo
Antonio Rotundo
President, CEO, CFO and Director (Principal Executive Officer and Principal Financial Officer)